Form 10QSB
period 2001-06-30
URANIUM STRATEGIES INC
filed 2001-08-14
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-53186


                            URANIUM STRATEGIES, INC.

             (Exact name of registrant as specified in its charter)


Nevada                                                        N/A
(State of Incorporation)                    (IRS Employer Identification No.)


31 Walmer Road, Suite 6
Toronto, Ontario
CANADA                                               M5R 2W7
(Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code:  (416) 928-3095


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August 1, 2001, 2,510,000 shares of Common Stock were issued and outstanding.

                          PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements

The accompanying unaudited condensed financial statements of Uranium Strategies Inc. ("USI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period and six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Index to Financial Statements

           Condensed Balance Sheet...................................2

            Condensed Statements of Operations
               and Deficits Accumulated
               During Development Stage..............................3

            Condensed Statements of Cash Flows.......................4

            Notes to Financial Statements............................5

Uranium Strategies Inc.
(A Company in the Exploration Stage)
Condensed Balance Sheets
Unaudited

                                               December 31,       June 30,
                                                   2000            2001
Assets

Current assets
   Cash and cash equivalents                   $      9,324     $     2,352
                                               ------------     -----------
Total assets                                   $      9,324     $     2,352
                                               ============     ===========

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable                            $        370     $    11,491

Shareholders' equity
   Common stock, $0.001 par value; 20,000,000
      shares authorized; June 30, 2001
      and December 31, 2000 - 2,510,000
      shares issued and outstanding
                                               $      2,510     $     2,510
   Additional paid in capital                        64,484          65,084
   Deficit accumulated during the exploration
      stage                                         (58,040)        (76,733)
                                               -------------    ------------
                                                      8,954          (9,139)
Total liabilities and shareholders' equity     $      9,324     $     2,352
                                               ============     ===========

Uranium Strategies Inc.
(A Company in the Exploration Stage)
Condensed Statements of Operations and
Deficits Accumulated during the Exploration Stage
Unaudited

                                                  Three Months      Three Months    Inception to
                                                  June 30, 2000     June 30, 2001   June 30, 2001
Net revenues                                      $          -     $           -     $        -
Cost of revenues                                             -                 -              -
                                                  ------------     -------------     ----------
Gross profit                                                 -                 -              -

General and administrative expenses
   Office                                                  300               300          4,000
   Transfer Agent                                            -               375          3,115
   Consulting                                                -                 -          5,500
   Legal and Accounting                                      -            14,925         28,548
   Compensation                                              -                 -         43,570
                                                  ------------     -------------     ----------
                                                           300            15,600         84,733
                                                  ------------     -------------     ----------
Deficit from operations                                   (300)          (15,600)       (84,733)

Investment income                                        8,000                 -          8,000
                                                  ------------     -------------     ----------
Net income (loss) before income taxes                    7,700           (15,600)       (76,733)
Income taxes                                               780                 -              -
                                                  ------------     -------------     ----------
Net income (loss)                                 $      6,920     $     (15,600)    $  (76,733)
                                                  ============     ==============    ===========

Deficit accumulated during the exploration
   stage at beginning of period
                                                  $     (2,500)          (61,133)             -
                                                  -------------    --------------    ----------
Deficit accumulated during the exploration
   stage at end of period                         $      4,420     $     (76,733)    $  (76,733)
                                                  ============     ==============    ===========

Net income (loss) per share - basic               $          0.01  $          (0.01)
Net income (loss) per share - diluted             $          0.01  $          (0.01)

Shares used in per share calculation - basic
                                                       866,667         2,510,000
Shares used in per share calculation - diluted
                                                       866,667         2,510,000

Uranium Strategies Inc.
(A Company in the Exploration Stage)
Condensed Statements of Operations and
Deficits Accumulated during the Exploration Stage
Unaudited

                                                  Six Months     Six Months
                                                  June 30,       June 30,
                                                    2000           2001
Net revenues                                      $      -      $         -
Cost of revenues                                         -                -
                                                  --------      -----------
Gross profit                                             -                -

General and administrative expenses
   Office                                              600              600
   Transfer Agent                                        -            1,545
   Consulting                                            -                -
   Legal and Accounting                                  -           16,548
   Compensation                                          -                -
                                                  --------      -----------
                                                       600           18,693
                                                  --------      -----------
Deficit from operations                               (600)         (18,693)

Investment income                                    8,000                -
                                                  --------      -----------
Net income (loss) before income taxes                7,400          (18,693)
Income taxes                                           780                -
                                                  --------      -----------
Net income (loss)                                 $  6,620      $   (18,693)
                                                  ========      ============

Deficit accumulated during the exploration
   stage at beginning of period                     (2,200)         (58,040)
                                                  ---------     ------------
Deficit accumulated during the exploration
   stage at end of period                         $  4,420      $   (76,733)
                                                  ========      ============

Net income (loss) per share - basic               $      0.01   $        (0.01)
Net income (loss) per share - diluted             $      0.01   $        (0.01)

Shares used in per share calculation - basic       866,667        2,510,000
Shares used in per share calculation - diluted     866,667        2,510,000

Uranium Strategies Inc.
(A Company in the Exploration Stage)
Condensed Statements of Cash Flows

                                                   Six Months       Six Months      Inception to
                                                   June 30, 2000    June 30, 2001   June 30, 2001
Cash flows from operating activities
Net income (loss)                                  $      6,620     $   (18,693)   $    (76,733)
    Adjustments to reconcile net cash
    provided by (used in) operations
       Capital gains                                     (8,000)              -          (8,000)
       Office                                               600             600           4,000
       Consulting                                             -               -             500
       Compensation                                           -               -          43,570
    Changes in assets and liabilities
       Accounts payable                                       -          11,121          11,491
       Income taxes payable                                 780               -               -
                                                   ------------     -----------    ------------
                                                              -          (6,972)        (25,172)

Cash flows from investing activities
    Sale of long-term investment                         10,000               -          10,000

Cash flows from investing activities
    Proceeds from issuance of common shares
                                                              -               -          17,524

Net change in cash and cash equivalents
                                                         10,000          (6,972)          2,352
Cash and cash equivalents at beginning of period
                                                              -           9,324               -
                                                   ------------     -----------    ------------
Cash and cash equivalents at end of year
                                                   $     10,000     $     2,352    $      2,352
                                                   ============     ===========    ============

Supplementary Schedule of non-cash activities:
    Issuance of common stock in exchange for
     long-term investment                          $          -     $         -    $      2,000
    Issuance of common stock in exchange for
     services                                                 -               -          44,070
    General and administrative expenses provided
     by shareholders
                                                            600             600           4,000

NOTE 1 - SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Business Activity - USI Inc. ("USI") is an exploration stage company that has staked mining claims in the state of Nevada. USI was incorporated in the state of Nevada on March 5, 1998. USI was originally incorporated to hold an investment in common shares.

Cash and Cash Equivalents - Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Income Taxes - Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and Diluted Net Loss Per Share - Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares outstanding during the period. USI has no convertible debentures or shares outstanding and no stock options or warrants outstanding.

Impairment of Assets - Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Comprehensive Income - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by USI. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. USI has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.

NOTE 2 - CONTINGENCIES

Legal - USI is not currently aware of any legal proceedings or claims that USI believes will have, individually or in the aggregate, a material adverse effect on USI's financial position or results of operations.

NOTE 3 - CONTRACT WITH PLATORO WEST INCORPORATED

On October 20, 2000, USI entered into an agreement with Platoro West Incorporated ("Platoro") under which Platoro will locate, stake out and record 20 mining claims that Platoro believes to contain high concentrations of copper. On November 16, 2000, Platoro had staked 20 unpatented claims for USI pursuant to this contract and met its staking obligation.

Per the terms of the contract, USI has made a cash payment to Platoro of $5,000 on October 30, 2000. Commencing in 2001, USI is obligated to pay Platoro additional cash of $2,000 per year on or before August 31 each year. USI accounts for these payments as expenses at the time the payment is due to Platoro. Platoro is responsible for maintaining the claims for USI in accordance with state filing requirements. The primary maintenance activity is the physical act of paying the annual fees to the state and county. As long as the claims are held by or for USI on the dates payment is due to Platoro, USI will be obligated to make the payments.

As additional compensation, USI has agreed to issue common shares to Platoro. On October 30, 2000, USI issued 10,000 common shares to Platoro, fulfilling its obligation under the contract. USI accounted for the issuance of the 10,000 common shares as an expense at the time of issuance at the fair value of the common shares issued. Fair value was calculated as $0.05 per share, or $500, and was based on the anticipated offering price of USI's next round of financing.

Commencing in 2001, USI is also responsible for paying the filing and registration expenses per claim staked, currently $107 per claim. In addition, if the prospects are developed, USI will pay a net smelter royalty of three percent of the actual proceeds from the sale of ore, concentrates, bullion, minerals and other products located in, on or under the mining prospects.

The royalty payment obligation may be terminated by payment of specified amounts to Platoro. To terminate the royalty obligation prior to October 20, 2006, USI must pay $1,000,000, less all cash amounts theretofore paid by USI to Platoro. After October 20, 2006, the termination payment is $2,000,000, less all cash amounts paid by USI to Platoro.

NOTE 4 - CORRECTION OF ACCOUNTING ERROR

During 2001, USI corrected an error that had been made in recognizing certain compensation expenses associated with common shares issued to officers, directors or persons related to officers and directors. USI restated its financial statements for 2000. Earnings for 2000 included additional charges of $42,427, net of tax or ($0.03) per fully diluted share, respectively.

Item 2. Management's Discussion and Analysis

When used in this Form 10-QSB and in future filings by USI with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "USI expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. USI has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Introduction

USI is engaged in the identification, acquisition and exploration of mining prospects with copper mineralization. At present, our main thrust is to explore for a commercially viable copper mineralization that could be the basis from which we might produce revenues. Exploration for commercially viable mineralization includes a high degree of risk which careful evaluation experience and factual knowledge may not eliminate. It is noteworthy that few prospects which are explored ever produce any return on invested capital.

We currently have a lease on one prospect in Humboldt County, Nevada. The prospect consists of 20 unpatented claims. We plan to explore this prospect to determine mineralization levels. There is no assurance that a commercially viable mineralization of copper or other minerals exist in this prospect. We will not know this until sufficient and appropriate exploration work is done.

We have had no revenues to date. We expect to incur substantial expenses in exploring for a commercial copper mineralization before we realize any revenues from our efforts. Because we are in the very early stages of implementing our business plan, we cannot indicate now if we will ever be profitable.

On October 20, 2000, USI contracted with Platoro West Incorporated to locate, stake and record 20 mining claims likely to contain high concentrations of copper. Platoro has staked the 20 unpatented claims for USI. USI is responsible for reimbursement of the yearly registration and filing fees for the staked claims which Platoro is obligated to maintain on our behalf and is responsible for payment of a yearly fee of $2,000. These amounts are due in August of each year.

Obligations by the parties to the Platoro agreement must be performed on the basis of "time is of the essence." If USI is in default, after stipulated cure periods, then Platoro may require USI to transfer and convey to it all of the USI right, title and interest in and to the mining claims and to all the mineralization located therein to which the agreement relates as the sole remedy. Because the only current mining claims of USI are those subject to the agreement, in the event of a default by USI, it will lose substantially all its assets and not be able to continue in business. In such a circumstance, investors in USI would lose their entire investment.

Because of the uncertainties associated with exploration for copper mineralization, USI will continually assess its likelihood of success in that line of business, and will consider significant adjustments to the USI business plan in response to its assessments. Adjustments of the business plan may include seeking different mineralizations, finding new prospects to investigate, abandoning the current prospect, and investigating alternative business strategies which may or may not be within the mineral exploration or mining industry.

Selected Financial Data

Because USI is an exploration stage company, selected financial data would not be meaningful. Reference is made to the financial statements of USI included elsewhere in the document.

Three Months and Six Months Ended June 30, 2001

USI did not conduct any business during the first and second quarter of 2001 that resulted in any revenues. All activities in the first and second quarter were devoted to conducting financing activities to obtain working capital and obtaining a quotation for the stock on the Over-the-Counter Bulletin Board.

For the six months ended June 30, 2001, USI incurred general and administrative expenses of $18,693. These expenses were principally professional fees including legal and accounting costs. The total expenses resulted in a loss for the six months ended June 30, 2001 of $18,693. Funding of these expenses was from working capital.

Fiscal Year 2000

USI did not conduct any business during 2000 that resulted in revenues. All of its activities during 2000 were devoted to establishing a business plan, setting up a corporate structure, staking mining claims and conducting financing activities to obtain initial working capital.

During 2000, USI incurred general and administrative expenses of $63,840. These expenses were principally the costs associated with professional fees, consulting fees, transfer agent fees and non-cash compensation of directors. The total expenses, offset by $8,000 of investment income from the sale of an investment in American Uranium, an unrelated company, resulted in a loss for the fiscal year ended December 31, 2000 of $55,840. Funding of these expenses was from working capital and the issuance of common stock.

Liquidity and Capital Requirements

The working capital deficiency of USI at June 30, 2001 was $9,139. The working capital requirements of USI have been funded by the sale of securities.

USI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial. USI currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that USI will be able to develop sources of financing in the future.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

             None.

Item 2. Changes in Securities

            None.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Item 5. Other Information

            None.

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits Filed.

                       None.

            (b) Reports on Form 8-K.

                       None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             URANIUM STRATEGIES, INC.


Dated:   August 13, 2001                    /s/  Joel Roff
                                            --------------------------
                                                 Joel Roff,
                                                 Director