Form 10QSB
period 2001-09-30
URANIUM STRATEGIES INC
filed 2001-11-09
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2001

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 1, 2001, 2,510,000 shares of Common Stock were issued and outstanding.

                          PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements

The accompanying unaudited condensed financial statements of Uranium Strategies Inc. ("USI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period and nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Index to Financial Statements

    Condensed Balance Sheet...............................................2

     Condensed Statements of Operations
        and Deficits Accumulated
        During Development Stage..........................................3

     Condensed Statements of Cash Flows...................................4

     Notes to Financial Statements........................................5

Uranium Strategies Inc.
(A Company in the Exploration Stage)
Condensed Balance Sheets

                                                  December 31,     September 30,
                                                     2000              2001
                                                                   (Unaudited)
Assets

Current assets
   Cash and cash equivalents                      $      9,324     $     2,337
                                                  ------------     -----------
Total assets                                      $      9,324     $     2,337
                                                  ============     ===========

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable                               $        370     $    14,803
   Due to related parties                                    -           2,200
                                                  ------------     ----------
                                                           370         17,003

Shareholders' equity
   Common stock, $0.001 par value;
     20,000,000 shares authorized;
     September 30, 2001 and
     December 31, 2000 - 2,510,000
     shares issued and outstanding                $      2,510     $     2,510
   Additional paid in capital                           64,484          65,384
     Deficit accumulated during the
     exploration stage                                 (58,040)        (82,560)
                                                  -------------    ------------
                                                         8,954         (14,666)
Total liabilities and shareholders' equity        $      9,324     $     2,337
                                                  ============     ===========

Uranium Strategies Inc.
(A Company in the Exploration Stage)
Condensed Statements of Operations and Deficits Accumulated during the Exploration Stage
Unaudited

                                                    Three Months    Three Months      Inception to
                                                    September 30,   September 30,     September 30,
                                                            2000            2001              2001
Net revenues                                        $          -    $          -     $          -
Cost of revenues                                               -               -                -
                                                   -------------    ------------     ------------
Gross profit                                                   -               -                -

General and administrative expenses
   Office                                                    300             300            4,300
   Transfer Agent                                              -             415            3,530
   Consulting                                                  -           2,200            7,700
   Legal and Accounting                                        -           2,912           31,460
   Compensation                                            5,000               -           43,570
                                                   -------------    ------------     ------------
                                                           5,300           5,827           90,560
                                                   -------------    ------------     ------------
Deficit from operations                                   (5,300)         (5,827)         (90,560)

Investment income                                              -               -            8,000
                                                   -------------    ------------     -------------
Net income (loss) before income taxes                     (5,300)         (5,827)         (82,560)
Income taxes                                                (780)              -                -
                                                   --------------   ------------     ------------
Net income (loss)                                  $      (4,520)   $     (5,827)    $    (82,560)
                                                   ==============   =============    =============

Deficit accumulated during the
   exploration stage at
   beginning of period                             $       4,420         (76,733)               -
                                                   -------------    ------------    -------------
Deficit accumulated during the
   exploration stage at end
   of period                                       $        (100)   $    (82,560)    $    (82,560)
                                                   ==============   ============    =============

Net income (loss) per share - basic                $       (0.01)  $       (0.00)
Net income (loss) per share - diluted              $       (0.01)  $       (0.00)

Shares used in per share calculation - basic             866,667       2,510,000
Shares used in per share calculation - diluted           866,667       2,510,000

Uranium Strategies Inc.
(A Company in the Exploration Stage)
Condensed Statements of Operations and Deficits Accumulated during the Exploration Stage
Unaudited

                                                   Nine Months       Nine Months
                                                   September 30,   September 30,
                                                            2000            2001
Net revenues                                       $        -      $         -
Cost of revenues                                            -                -
                                                   ----------      -----------
Gross profit                                                -                -

General and administrative expenses
   Office                                                 900              900
   Transfer Agent                                           -            1,960
   Consulting                                               -            2,200
   Legal and Accounting                                     -           19,460
   Compensation                                         5,000                -
                                                   ----------      -----------
                                                        5,900           24,520
                                                   ----------      -----------
Deficit from operations                                (5,900)         (24,520)

Investment income                                       8,000                -
                                                   ----------      -----------
Net income (loss) before income taxes                   2,100          (24,520)
Income taxes                                                -                -
                                                   ----------      -----------
Net income (loss)                                  $    2,100      $   (24,520)
                                                   ==========      ============

Deficit accumulated during the exploration
   stage at beginning of period                        (2,200)         (58,040)
                                                   -----------     ------------
Deficit accumulated during the exploration
   stage at end of period                          $     (100)     $   (82,560)
                                                   ===========     ============

Net income (loss) per share - basic                $      0.00     $      (0.01)
Net income (loss) per share - diluted              $      0.00     $      (0.01)

Shares used in per share calculation - basic           866,667        2,510,000
Shares used in per share calculation - diluted         866,667        2,510,000

Uranium Strategies Inc.
(A Company in the Exploration Stage)
Condensed Statements of Cash Flows
Unaudited

                                                    Nine Months    Nine Months    Inception to
                                                   September 30,   September 30,  September 30,
                                                           2000            2001           2001
Cash flows from operating activities
Net income (loss)                                  $    2,100     $    (24,520)   $  (82,560)
    Adjustments to reconcile net cash
    provided by (used in) operations
       Capital gains                                   (8,000)               -        (8,000)
       Office                                             900              900         4,300
       Consulting                                           -                -           500
       Compensation                                     5,000                -        43,570
    Changes in assets and liabilities
       Accounts payable                                     -           14,433        14,803
                                                   ----------      -----------    ----------
                                                            -           (6,972)      (27,387)

Cash flows from investing activities
    Sale of long-term investment                       10,000                -        10,000

Cash flows from investing activities
    Proceeds from issuance of common shares                 -                -        17,524
    Due to related parties                                  -            2,200         2,200
                                                   ----------     ------------    ----------
                                                            -            2,200        19,724

Net change in cash and cash equivalents
                                                       10,000           (6,987)        2,337
Cash and cash equivalents at beginning of period            -            9,324             -
                                                   ----------     ------------    ----------
Cash and cash equivalents at end of year
                                                   $   10,000     $      2,337    $    2,337
                                                   ==========     ============    ==========

Supplementary Schedule of non-cash activities:
    Issuance of common stock in exchange for
     long-term investment                          $        -     $          -    $    2,000
    Issuance of common stock in exchange for
     services                                           5,000                -        44,070
    General and administrative expenses provided
     by shareholders
                                                          900               900        4,300

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

Per the terms of the contract, USI has made a cash payment to Platoro of $5,000 on October 30, 2000. Commencing in 2001, USI is obligated to pay Platoro additional cash of $2,000 per year on or before August 31 each year. The Company made a cash payment of $2,000 to Platoro in August 2001. USI accounts for these payments as expenses at the time the payment is due to Platoro. Platoro is responsible for maintaining the claims for USI in accordance with state filing requirements. The primary maintenance activity is the physical act of paying the annual fees to the state and county. As long as the claims are held by or for USI on the dates payment is due to Platoro, USI will be obligated to make the payments.

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

Commencing in 2001, USI is also responsible for paying the filing and registration expenses per claim staked, currently $107 per claim. The Company has paid $200 in August 2001 to Platoro for maintenance of claims. In addition, if the prospects are developed, USI will pay a net smelter royalty of three percent of the actual proceeds from the sale of ore, concentrates, bullion, minerals and other products located in, on or under the mining prospects.

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

Three Months and Nine Months Ended September 30, 2001

USI did not conduct any business during the first, second and third quarter of 2001 that resulted in any revenues. All activities in the first, second and third quarter were devoted to conducting financing activities to obtain working capital and obtaining a quotation for the stock on the Over-the-Counter Bulletin Board.

For the nine months ended September 30, 2001, USI incurred general and administrative expenses of $24,520. These expenses were principally professional fees including legal and accounting costs. The total expenses resulted in a loss for the nine months ended September 30, 2001 of $24,520. Funding of these expenses was from working capital.

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

Liquidity and Capital Requirements

The working capital deficiency of USI at September 30, 2001 was $14,666. The working capital requirements of USI have been funded by the sale of securities and loans from shareholders.

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

                                             URANIUM STRATEGIES, INC.


Dated:   November 9, 2001                  /s/  Thomas Skimming
                                            ----------------------------
                                            THOMAS SKIMMING
                                            DIRECTOR