Form 10KSB40
period 2001-12-31
URANIUM STRATEGIES INC
filed 2002-03-29
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

  X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the fiscal year ended:  December 31, 2001
                            -----------------
                                       or
----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____to _____

                         Commission file number: 333-53186

                             URANIUM STRATEGIES INC.
                 (Name of small business issuer in its charter)

        Nevada                                                 N/A
        ------                                               ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

             31 Walmer Road, Suite 6 Toronto, Ontario, Canada, M5R 2W7
             ----------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

         Issuer's telephone number, including area code: (416) 928-3095
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:
        NONE

Securities registered pursuant to Section 12(g) of the Act:
        NONE

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No|_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $(29,626).

         As of March 26, 2002, the aggregate market value of the Issuer's Common Stock held by non-affiliates of the Issuer, was approximately $120,500.

         As of March 26, 2002, 2,510,000 shares of the Common Stock of the Issuer were outstanding.

                             URANIUM STRATEGIES INC.

                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


SECTION                                                               PAGE NO.

PART I

Item 1.    Description of Business                                    1 - 6

Item 2.    Description of Property                                    6

Item 3.    Legal Proceedings                                          6

Item 4.    Submission of Matters to a Vote of Security Holders        6


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters   6

Item 6.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations           7-8

Item 7.    Consolidated Financial Statements and Supplementary Data
                Report of Independent Certified Public Accountants    F-1
                Balance Sheet (December 31, 2001)                     F-2
                Statements of Operations (For the Years Ended
                  December 31, 2001 and 2000 and the Period March
                  5, 1998 (date of inception) to December 31, 2001    F-3
                Statement of Changes In Stockholders' Equity
                  (For the Period  March 5, 1998
                  (date of inception) to December 31, 2001            F-4
                Statements of Cash Flows ((For the Years Ended
                  December 31, 2001 and 2000 and the Period March
                  5, 1998 (date of inception) to December 31, 2001    F-5
                Notes to Financial Statements                         F-6 - F-8
F-8
Item 8.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                     9


PART III

Item 9.    Directors and Executive Officers of the Registrant         9

Item 10.   Executive Compensation                                     10

Item 11.   Security Ownership of Certain Beneficial
           Owners and Management                                      10

Item 12.   Certain Relationships and Related Transactions             11


PART IV

Item 13    Exhibits, Financial Statements Schedules
           and Reports on Form 8-K                                    11

           Signatures                                                 12

                                     PART I

Item 1.  Description of Business

Organization

Uranium Strategies Inc. ("USI" or the "Company") was organized under the laws of the state of Nevada on March 5, 1998. The executive offices are at 31 Walmer Rd., Suite 6, Toronto, Ontario, Canada, M5R 2W7. Its telephone number is (416) 928-3095.

USI was originally formed by three persons in 1998 to hold an investment in common shares of an unrelated mining company. In early 2000, USI sold the shares it held for proceeds of $10,000. After the sale of the shares, the then shareholders of USI formulated a business plan to seek copper mineralization assets. To that end, on September 18, 2000, the current board of directors and management were recruited and appointed and USI began to pursue its current business plan.

Corporate Strategy

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

Contract with Platoro West Incorporated

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

Obligations of the parties under the Platoro agreement must be performed on the basis of "time is of the essence." If USI is in default, after stipulated cure periods, then Platoro may require USI to transfer and convey to it all of the USI right, title and interest in and to the mining claims and to all the mineralization located therein to which the agreement relates as the sole remedy. Because the only current mining claims of USI are those subject to the agreement, in the event of a default by USI, it will lose substantially all its assets, and it will not be able to continue in business. In such a circumstance, investors in USI would lose their entire investment.

Platoro West Incorporated owns paper based data of geological exploration on approximately 1,500 mineral prospects, the majority of which are located in the United States. The data base was compiled in the 1950 through 1970 period, and contains exploration reports, metallurgical studies and feasibility documents. Management believes that the materials have useful information which may aid it in its preliminary exploration activities.

Copper Orientation

Copper is one of the most used and reused metals - it is known to date back to prehistoric times, and has an infinite recyclable life. Copper's properties include conductivity of electricity and heat, resistance to corrosion, and pliability; making it an excellent resource for use in outdoor power lines and cables, in-house wiring, lamp cords, and electrical machinery such as generators, motors, signaling devices, electromagnets, and communication equipment. Copper is also much desired for its beauty, and is used in the production of cooking utensils, ornamental objects, and coins.

Known worldwide copper resources are estimated at nearly 5.8 trillion pounds, of which only about 0.7 trillion pounds (12%) have been mined throughout history.

Consumption

Four classes of copper fabricators together account for about 97% of the total copper (including alloying metal) consumed each year in the United States. Other industries, such as steel, aluminum, and chemical, consume the remaining 3%.

The wire rod mills' share of metal consumed has grown sharply over the last 20 years, to about 49% today, while brass mills have dropped to 40%. Foundries account for about 7% of fabricated products, and powder plants use only about 1% of the US supply of copper.

Copper wire mill products are destined for use as electrical conductors. Starting with wire rod, these mills cold draw the wire (with necessary anneals) to final dimensions through a series of dies. The individual wires may be stranded and normally are insulated before being gathered into cable assemblies.

Brass mills melt and alloy feedstock to make strip, sheet, plate, tube, rod, bar, mechanical wire, forgings, and extrusions. Somewhat less than half the copper input is refined and the rest is scrap. Fabricating processes, such as hot rolling, cold rolling, extrusion, and drawing are employed to convert the melted and cast feedstock into mill products.

About 45% of the output of US brass mills is unalloyed copper and high-copper alloys, chiefly in such forms as plumbing and air conditioning tube, busbar and other heavy-gage, flat products for electrical use, strip for auto radiator and other heat-exchanger fins, and roofing sheet. Copper alloys comprise the remaining 55%. Free-cutting brass rod, which exhibits outstanding machinability and good corrosion resistance, and brass strip, which has high strength, corrosion resistance, excellent formability, and good electrical properties, together constitute about 80% of the total tonnage of copper alloys shipped from US brass mills. Other alloy types of major commercial significance include copper-nickels, which are strong and particularly resistant to seawater and used for coinage; tin bronzes (phosphor bronzes), which are noted for their excellent cold forming behavior and strength; tin brasses, known for outstanding corrosion resistance; nickel silvers, which combine a silvery appearance with good formability and corrosion resistance; beryllium coppers, which provide outstanding strength when hardened; and aluminum bronzes, which have high strength along with good resistance to oxidation, chemical attack, and mechanical abrasion.

Foundries use pre-alloyed ingot, scrap, and virgin metal as raw materials. Their chief products are shaped castings for many different industrial and consumer goods, the most important of which are plumbing products and industrial valves. Centrifugal and continuous cast copper alloy products find major application as bearings, cylinders, and other symmetrical components.

Powder plants produce powder and flake for further fabrication into powder metallurgy parts, chiefly small bronze bushings, and other uses.

Markets

Despite popular belief that copper is a material that is always on the defensive and being substituted for, analysis shows the opposite to have been true over the last ten or fifteen years. In the late 1960's and early 1970's, copper was indeed the object of considerable substitution, particularly by aluminum in wire mill products. This aluminum penetration resulted in copper reaching its lowest market share at 71.9% of the total insulated wire and cable market in 1974, with particularly sharp aluminum inroads into power cable, building wire, and magnet wire (used to wind motors and transformers).

At about that time, safety problems, well publicized by the US Consumer Product Safety Commission, began to occur at connections in aluminum branch-circuit wiring used in well over a million homes up to that time. These problems were undoubtedly responsible for a sudden return to copper in building wire and some spillover effect into other wire and cable categories. Only in power cable, primarily overhead utility cable installed by highly trained professionals, has aluminum increased its market share since the mid-1970's. Today copper's share of the US insulated wire and cable market is about 78%.

Building wiring and plumbing have been the two top markets in recent years. Both have benefited from an increasing intensity of use (more electrical loads and more bathrooms in new homes). Plastics are an ongoing threat to copper in plumbing applications but their usage is still held back by their susceptibility to permeation by gasoline and other organics and to mechanical damage. They also do not exhibit copper's bacteriostatic properties.

Automotive applications, copper's third largest market, is the source of the most serious current substitution threat; the use of aluminum in the radiators. Copper's answer to this threat is new soldering materials, better radiator designs, and new automated production techniques. Though aluminum has made inroads into the radiator market, copper has gained far more due to the dramatic increase in wiring and electronics within the average car. Today, the use of copper and copper alloys in an average US-built passenger car is about 50 pounds, versus 36 pounds in 1980.

Telecommunications, on the other hand, has dropped from the number 2 spot to number 4 in less than a decade. Fiber optics is the popular explanation for this dip, but in fact it accounted for little of it prior to 1990. Other technological factors are responsible, such as subscriber-carrier piggybacking of many phone conversations on a single pair of copper wires and the use of wires of smaller cross-section. This is a textbook example of copper applications being engineered for ever-increasing efficiency of use, which results in decreased poundage. Optical fibers are indeed a real threat for the future, however. Whether that threat is realized may depend more on cost factors than technical considerations.

Copper also goes head-to-head with aluminum in power utilities. Aluminum's light weight is its one advantage in current-carrying applications and it is used almost exclusively in overhead transmission and distribution cable. The advent of high temperature superconductors, opens new vistas of possibility. Superconductors need to be surrounded by "shunt" materials, which can carry heavy currents around faults that occasionally occur in the superconductor. The mini-materials battle between copper and aluminum for the best such material for current-technology superconductors such as niobium-titanium has been won by copper. Superconductivity could be an important new market for copper, particularly in transmission lines, energy storage devices, and other applications not yet contemplated.

One negative of note for copper consumption is a large loss in copper's use in coinage. This occurred in 1982, when a copper alloy was replaced by zinc in the penny. Roughly three-quarters of all US coins minted are pennies. A move is now afoot to widely introduce a new copper-base dollar coin to eventually replace the dollar bill.

A fact that is surprising to many is that when the markets are put on a usage-intensity basis-that is, pounds of copper used per unit of measure of each industry (use per housing start, per vehicle, per ton of air-conditioner capacity, etc.) - copper has shown increasing use in the last ten years. This is in contrast to the oft-quoted statement that the intensity of use of copper and other "mature" metals is falling rapidly.

Pumpernickel Valley Copper Project

USI has acquired a 100% interest in the Pumpernickel Valley Copper Project in Nevada. The USI interest is the filing of mining stakes that allows USI to explore the prospect. The mining stakes prevent others from exploring the land subject to the stakes for mineralization. The Pumpernickel Valley Copper project consists of 20 unpatented lode claims situated in Sections 12, 13 and 24, Township 34 North, Range 40 East, Humboldt County, Nevada. The claims are located between elevations of 4,600 and 5,400 feet along the eastern flank of the Edna Mountains approximately 18 miles east-southeast of Winnemucca, Nevada. The prospect is easily accessible by way of a nine mile all-weather improved gravel road connecting with Interstate 80.

General Property Geology

There is no recorded past production from USI's prospect. USI has indications that copper carbonate mineralizations cover large parts of the property in
Section 12 along with auriferous jasperoid. The central portion of the property in Section 13 consists of a mineralized Cretaceous age granodiorite intrusive. The intrusive is pervasively limonite stained and quartz veined with locally intense argillic alteration. To the south in Section 24 the granodiorite has intruded and metamorphosed Havallah greenstones. These greenstones show locally intense silicification with accompanying pyrite. Sulfate is evident as gypsum in areas of acid leaching. Much of the property is covered by recent colluvium.

Previous Exploration

Several companies have conducted exploration in the area within the last 10 years including a recent geophysical program followed by a five hole diamond drilling program conducted by Anglo Gold in Section 24 of the prospect. The geophysical surveys consisted of a ground magnetic survey and a gravimetric survey that was carried out by Zonge Geosciences. Anglo Gold found a quartz vein varying in width between 5 and 10 feet which contained anomalous gold, silver and copper traces in two of the drill holes. All of the earlier exploration efforts appear to have been directed at a large scale, disseminated-type gold occurrences and ignored the potential for intrusive hosted porphyry copper mineralization, structurally controlled high-grade copper mineralization or skarn hosted copper-gold mineralization. In 1990 the central and southern part of the property was acquired by staking by Getchell Gold. Getchell conducted limited sampling and the drilling of two exploration holes. Platoro acquired the mining claims from Placer Dome by their purchase of Getchell Gold in 1999 and has registered the claims in its name for the benefit of USI.

Getchell geologists conducted limited rock chip sampling on the property because of a paucity of appropriate outcrop to test. In this work, varying amounts of copper and gold mineralizations were detected within a granodiorite containing pervasive alteration in the form of quartz veining. Several samples were found to contain accessory amounts of silver mineralization in association with the copper and gold mineralizations. Trace element data from within the greenstones is highly suggestive of a skarn setting with the presence of bismuth and tellurium. In 1992, Getchell drilled two short holes, both of which intersected copper and gold mineralizations. These holes were drilled in the southcentral portion of the property and were targeting gold mineralization.

Anglo Gold conducted gravimetric studies over the pediment covered area to the east and south of the main property area. Some of its study covers a portion of USI's property and will be reviewed with the objective of determining the subsurface extent of the intrusive. Skarn occurrences, if present, likely will be located along this contact. Virtually no modern exploration has been conducted on the northern portion of the property in Section 12 where there is a well exposed fault contact along which there is abundant secondary copper mineralization. This north-northeast structural zone has a minimum width of several hundred feet and a strike length of approximately one-half mile. Limited sampling of this zone in the past indicated traces of gold, silver and copper mineralization.

Competition

We compete with numerous junior mining and exploration companies to identify and acquire claims with strong copper mineralization potential. We believe that our relationship and contract with Platoro West Incorporated for the identification of claims from their database of previously explored prospects gives us a competitive advantage over many other junior mining and exploration companies. USI believes the existence of the prior studies of mining prospects will help it identify prospects more likely to have mineralization in a more cost efficient manner than if USI searched for prospects using public resources, hiring geologists to make initial surveys and conducting other mineral identification and exploratory actions to identify prospects on which to stake claims. Moreover, we believe having the specific data will aid our efforts when we begin our exploratory efforts in respect of a particular prospect because it may provide information helpful in the process.

We also expect to compete for the hiring of appropriate geological and environmental experts to assist with exploration, feasibility studies and obtaining mining prospects. In the future, we expect to compete for qualified consultants, employees and equipment. Most of our current competitors have, and our future competitors are expected to have, greater resources than us. Therefore, we anticipate that our ability to compete largely will depend on our financial resources and capacity and the opportunity to be associated with a growing company.

Regulation

The exploration of a mining prospect, and the later stages of development if it occurs, will be subject to regulation by a number of federal and state government authorities. The most important of these regulations are administered by the United States Environmental Protection Agency and the Bureau of Land Management. The regulations generally address issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances. In addition, there are regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation that USI may become subject if it completes the exploration phase. Many of the regulations require permits or licenses to be obtained, the absence of which or inability to obtain will adversely affect the ability of USI to conduct its exploration activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license.

The initial exploration phase of the USI prospect will consist of basic prospecting, geological mapping and ground geochemical and geophysical surveys. These activities will have almost no impact on the land or the environment. Therefore, there are no permits or licenses required and violation of regulation is unlikely. If USI conducts diamond drilling exploration, it may have to construct access roads and drill pads. In that event, a "notice of intent" for land use of less than five acres and a "plan of operation" for land use of greater than five acres must be filed with the Bureau of Land Management and approval obtained.

After the exploration activities, for the development phases, there are numerous licenses and permits required. These would relate to land and water use, construction of mining facilities, mine construction, and production activities. There is no assurance that the required licenses and permits will be obtainable and if obtained may contain limitations that make operations more expensive or otherwise limit production possibilities.

The current laws and regulations are the subject of regular review at both the state and federal levels. If amended to become more stringent, USI may have to obtain new permits and licenses, change its business conduct and use more of its resources for permitting, licensing and regulatory compliance. Any of these may limit the ability of USI to implement its business plan or render it uneconomic to explore a prospect and as a consequence it may have to restrict its activities or curtail its plans.

Currently we and our agents must only comply with the annual staking and patent maintenance requirements of the State of Nevada and the United States Bureau of Land Management.

Personnel

USI has one part time employee as of December 31, 2001. We expect to hire consultants and independent contractors during the stages of implementing our business plan.



Item 2.  Description of Property

The executive office of USI is located at 31 Walmer Rd., Suite 6, Toronto, Ontario, Canada, M5R 2W7. At this location it shares an undesignated amount of space with another tenant. Currently, the landlord and primary tenant are not charging USI any rent. If USI is obligated to pay rent at this location or obtain rental space for itself, it believes that space is readily available at market rates.

See the description Pumpernickel Valley Copper Project under Item 1 Description of Business for a description of the unpatented claims staked by USI in Nevada.



Item 3.  Legal Proceedings

The company is not currently aware of any legal proceedings or claims that the company believes will have, individually or in the aggregate, a material adverse effect on the company's financial position or results of operations.



Item 4.  Submission of Matters to a Vote of Security Holders

None.



                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

The Company is private and its common stock does not trade on any exchange or over the counter market. Within the next six months, management of the Company intends to submit an application for quotation on the OTC-BB. There can be no assurance that the Company's stock will be accepted for quotation on the OTC-BB.

On December 31, 2001, there were 16 holders of record of the Company's common stock.

Dividends

The Company has not paid cash dividends since inception. USI intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the board of directors and will depend upon a number of factors, including future earnings, the success of the company's business activities, capital requirements, the general financial condition and future prospects of the company, general business conditions and such other factors as the board of directors may deem relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the risk factors section and elsewhere in this Form 10-KSB.

Plan of Operations

USI is an exploration stage company. To date, USI has had no revenues and incurred organizational and other start up expenses.

The expenses of USI during the period of inception (March 5, 1998) to December 31, 2001 were general and administrative expenses relating to office, transfer agent, consulting, legal and accounting and compensation. During this period, USI paid $87,666 for these expenses.

Our plan of operations includes the location of one or more mining prospects to explore for copper mineralization. USI has entered into an agreement with a mineral exploration company, Platoro West Incorporated, which owns paper based data of geological exploration on approximately 1,500 mineral prospects, the majority of which are located in the United States. The data base was compiled in the 1950 through 1970 period, and contains exploration reports, metallurgical studies and feasibility documents. USI contracted with Platoro to locate an initial mining prospect with associated reports of copper mineralization and to locate additional prospects in the future. On November 16, 2000, Platoro had staked 20 unpatented claims (the Pumpernickel Valley Copper Project) for USI pursuant to this contract and met its staking obligation.

USI has acquired a 100% interest in the Pumpernickel Valley Copper Project in Nevada. The USI interest is the filing of mining stakes that allows USI to explore the prospect. The mining stakes prevent others from exploring the land subject to the stakes for mineralization. The Pumpernickel Valley Copper project consists of 20 unpatented lode claims situated in Sections 12, 13 and 24, Township 34 North, Range 40 East, Humboldt County, Nevada. The claims are located between elevations of 4,600 and 5,400 feet along the eastern flank of the Edna Mountains approximately 18 miles east-southeast of Winnemucca, Nevada.

The intent of USI is to identify prospects that exhibit favorable exploration potential and then acquire these properties, either by staking or leasing them. One source of information that may lead to the acquisition of additional prospects by USI is the data base maintained by Platoro. Once prospects have been acquired by USI, a systematic exploration program consisting of basic foot prospecting, geological mapping, geophysical and geochemical surveys, surface sampling (where the presence of copper mineralization is evident), diamond drilling and metallurgical studies will be carried out to determine the mineralization levels of the prospect. If old, historical underground workings are located, a systematic sampling program will be carried out if the workings are found to be accessible. Upon completion of the exploration program and if deemed warranted, a preliminary study will be carried out to determine the viability of the prospect taking into account a great number of variables, some of which include: fluctuation in metal prices, ore reserves, grade, metallurgy of the deposit, geometry of the orebody, availability of water, mining equipment, general supplies, power, accommodation, experienced personnel, etc.

USI will have to adjust the level of implementation of its business plan according to the amount of financing its raises. Because its exploratory plan has some flexibility, we believe that USI will be able to continue its operations for the next 12 months. This estimate does not take into account unforeseen expenses arising from unanticipated problems. In the event of additional expenses, we will further adjust our business plan or seek additional capital. Our activities for the next 12 months are those associated with exploring the mineralization of staked claims. USI will require additional capital to continue to fund its expenses during the exploratory stage and for the implementation of the business plan of conducting feasibility work. At this time, all of USI's capital requirements will have to come from external sources, either from the sale of securities or incurring of debt. Without additional capital, USI will have to curtail its operations, and it will not be able to implement its business plan. USI does not have any arrangements with investment banking firms or institutional lenders.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

USI did not conduct any business during 2001 that resulted in revenues. All of its activities during 2001 were devoted to establishing a business plan and conducting financing activities to obtain initial working capital.

For the years ended December 31, 2001 and 2000, USI had no revenues.

During 2001, USI incurred general and administrative expenses of $29,626 compared to $63,840 in 2000. These expenses were principally the costs associated with professional fees, consulting fees, transfer agent fees and compensation. The loss for 2001 was $29,626. The loss for 2000 was $55,840. During 2000, the total expenses were offset by $8,000 of investment income from the sale of an investment in American Uranium, an unrelated company. Funding of these expenses was from working capital and the issuance of common stock.

The Company had a loss for tax purposes in 2001 and 2000. The Company did not recognize a deferred tax asset for tax loss carryforwards as the Company can not determine when, if ever, it will be able to use the tax loss carryforwards.

Liquidity and Capital Resources

We used cash in operating activities for the year ended December 31, 2001, totaling $8,202. USI had a working capital deficit of $19,472 at December 31, 2001. USI has funded its expenses from the one time sale of an investment for proceeds of $10,000 and sales of shares of common stock in October 2000 and February 2002. The sales in October 2000 were to a limited number of investors in private placement transactions under an exemption from registration under the Securities Act of 1933. The sales in February 2002 were pursuant to the Company's Form SB-2 prospectus filed with the Securities and Exchange Commission on June 27, 2001.

USI will require additional capital to continue to fund its expenses during the exploratory stage and for the implementation of the business plan of conducting feasibility work. At this time, all of USI's capital requirements will have to come from external sources, either from the sale of securities or incurring of debt. Without additional capital, USI will have to curtail its operations, and it will not be able to implement its business plan. USI does not have any arrangements with investment banking firms or institutional lenders.

The independent auditors for USI have issued their report on the financial statements assuming that it will continue as a going concern.

Item 7.  Financial Statements and Supplementary Data

ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 202
--------------------------------                  Salt Lake City, Utah 84106
Certified Public Accountants                      Telephone 801 486-0096
        and Business Consultants                  Fax 801 486-0098
Member SEC Practice Section of the AICPA



Board of Directors
Uranium Strategies, Inc.
Toronto, Ontario, Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Uranium Strategies, Inc. (exploration stage company) at December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and December 31, 2000 and the period March 5, 1998 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Strategies, Inc. at December 31, 2001, and the results of operations and cash flows for the years ended December 30, 2001 and December 31, 2000 and the period March 5, 1998 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
April 1, 2002                            /s/Andersen Andersen and Strong L.C.

                            URANIUM STRATEGIES, INC.
                           (Exploration Stage Company)
                                  BALANCE SHEET
                                December 31, 2001

--------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS

   Cash                                                           $  1,122
                                                                     -----
   Total Current Assets                                              1,122
                                                                     -----

MINERAL CLAIMS - Note 3                                                -
                                                                     -----

                                                                  $  1,122
                                                                     =====
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable - related parties - Note 4                  $  2,200
     Accounts payable                                               18,394
                                                                    ------
       Total Current Liabilities                                    20,594
                                                                    ------

STOCKHOLDERS'  DEFICIENCY
                                                                       -
   Common stock
        20,000,000 shares authorized, at $0.001 par value;
        2,510,000 shares issued and outstanding                     2,510
   Capital in excess of par value                                  65,684
   Deficit accumulated during the exploration stage               (87,666)
                                                                  -------

       Total Stockholders'  Deficiency                            (19,472)
                                                                  --------

                                                                 $  1,122
                                                                    =====

              The accompanying notes are an integral part of these
                             financial statements.

                            URANIUM STRATEGIES, INC.
                           (Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                    For the Years Ended December 31, 2001 and
                   2000 and the Period March 5, 1998 (date of
                         inception) to December 31, 2001
--------------------------------------------------------------------------------


                                                        Dec 31,      Dec 31,             Mar 5, 1998
                                                         2001         2000             to Dec 31, 2001
                                                         ----         ----             ---------------

REVENUES                                           $         -    $        -                $        -
                                                      ---------     ---------                 ---------

EXPENSES

    Administrative                                      25,426        63,840                    91,466
    Claims                                               4,200            -                      4,200
                                                      ---------     ---------                 ---------
                                                        29,626        63,840                    95,666
                                                      ---------     ---------                 ---------

NET LOSS - before other income                         (29,626)      (63,840)                  (95,666)

   Net gain from  available-for-sale securities              -         8,000                     8,000
                                                      ---------     ---------                 ---------
NET LOSS                                             $ (29,626)    $ (55,840)                $ (87,666)
                                                      =========     =========                 =========



NET LOSS PER COMMON SHARE

   Basic                                             $    (.01)    $    (.04)
                                                      ---------     ---------


AVERAGE   OUTSTANDING SHARES

    Basic (stated in 1000's)                             2,510          1,271
                                                      ---------     ---------





              The accompanying notes are an integral part of these
                             financial statements.

                            URANIUM STRATEGIES, INC.
                           (Exploration Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Period March 5, 1998 (Date of Inception)
                              to December 31, 2001

--------------------------------------------------------------------------------


                                                                                               Capital in
                                                                         Common Stock          Excess of          Accumulated
                                                     Shares                  Amount            Par Value            Deficit
                                                     ------              ------------          -----------       -----------

Balance March  5, 1998                                     -                 $   -                $   -              $      -

Issuance of post split common stock for
    securities at $.0023 - August 26, 1998            866,667                   867                1,133                    -

Contributions to capital - expenses - related parties      -                     -                 1,000                    -

Net operating loss for the period
   March 5, 1998 to December 31, 1998                      -                     -                    -                 (1,000)

Contributions to capital - expenses - related parties      -                     -                 1,200                    -

Net operating loss for the year ended
   December 31, 1999                                       -                     -                    -                 (1,200)

Issuance of common stock for services
   at $.05 - September 30, 2000                       100,000                   100                4,900                    -

Issuance of common stock for cash and
    services at $.037 - October 2, 2000             1,533,333                 1,533                   -                     -
      cash                                                  -                    -                15,991                    -
      services - related parties                            -                    -                38,570                    -

Issuance of common stock for services
   at $.05 - October 30, 2000                          10,000                    10                  490                    -

Contributions to capital - expenses - related parties      -                     -                 1,200                    -

Net operating loss for the year ended
    December 31, 2000                                      -                     -                    -                (55,840)



Balance December 31, 2000                           2,510,000                 2,510               64,484               (58,040)

Contributions to capital - expenses - related parties      -                    -                  1,200                    -

Net operating loss for year ended
   December 31, 2001                                       -                     -                    -                 (29,626)


Balance December 31,  2001                          2,510,000                $2,510             $ 65,684             $ (87,666)
                                                    =========                 =====              =======               ========


                          The accompanying notes are an
                  integral part of these financial statements.

                            URANIUM STRATEGIES, INC.
                           (Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                    For the Years Ended December 31, 2001 and
                   2000 and the Period March 5, 1998 (Date of
                         Inception) to December 31, 2001

--------------------------------------------------------------------------------


                                                                                                    Mar 5, 1998
                                                             Dec 31,           Dec 31,               to Dec 31,
                                                              2001              2000                    2001
                                                             -------           -------              ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $ (29,626)          $ (55,840)            $ (87,666)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Contributions to capital - expenses                 1,200              39,770               43,170
           Issuance of capital stock for expenses                 -                5,500                5,500
           Changes in accounts payable                        20,224                 370               20,594


          Net Decrease in Cash From Operations                (8,202)            (10,200)             (18,402)
                                                            ---------          ----------           ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES

           Cost - sale of securities                              -                2,000                2,000
                                                            ---------          ----------            ---------


CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock                  -               17,524               17,524
                                                            ---------          ----------            ---------

   Net Increase (Decrease)  in Cash                           (8,202)              9,324                1,122

   Cash at Beginning of Period                                 9,324                  -                    -
                                                            ---------          ----------            ---------

   Cash at End of Period                                     $ 1,122             $ 9,324              $ 1,122
                                                            =========          ==========            ==========


NON   CASH  FLOWS  FROM OPERATING AND INVESTMENT ACTIVITIES

    Issuance of 866,667 common shares for securities - 1998                                                 $  2,000
                                                                                                              ------
    Issuance of 110,000  common shares for services  - 2000                                                    5,500
                                                                                                              ------
    Contributions of capital - expenses - 1998-2001                                                           43,170
                                                                                                              ------




              The accompanying notes are an integral part of these
                             financial statements.

                            URANIUM STRATEGIES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 5, 1998 with authorized common stock of 20,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage. (see note 3).

On August 26, 1998 the Company completed a forward common stock split of 8,333 1/3 shares for each share outstanding. This report has been prepared showing post split shares from inception.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 2001, the Company had a net operating loss carry forward of $87,666. The tax benefit of approximately $26,300 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

Basic  Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Capitalization of  Mineral Claim Costs

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

                            URANIUM STRATEGIES, INC.
                           (Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.   ACQUISITION OF  MINERAL CLAIMS

On October 20, 2000, the Company entered into an agreement with Platoro West Incorporated ("Platoro") under which Platoro will locate, stake out and record 20 mining claims that Platoro believes to contain high concentrations of copper. On November 16, 2000, Platoro had staked 20 unpatented claims for the Company pursuant to this contract located in Humboldt County, Nevada.

The terms of the contract included a payment to Platoro by the Company of $5,000 and the issuance of 10,000 common shares of the Company on October 30, 2000 and $2000 per year on or before August 31 each year thereafter. Platoro is responsible for maintaining the claims for the Company in accordance with state filing requirements however starting in 2001, the Company is responsible for paying the annual filing and registration expenses of $107 per claim staked.

The Company will pay a net smelter royalty of three percent of the proceeds from the sale of ore, concentrates, bullion, minerals and other products produced on the property.

                            URANIUM STRATEGIES, INC.
                           (Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


3.   ACQUISITION OF  MINERAL CLAIMS - continued

The royalties may be terminated by the payment of $1,000,000 prior to October 20, 2006, and if after, a payment of $2,000,000, less all prior amounts paid by the Company to Platoro.

The claims have not been proven to have a commercially mineable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

4.  CAPITAL STOCK

During July 2001 the Company completed a filing for an offering for the sale of 7,500,000 shares of common capital stock at $.05 per share. During January and February 2002, 1,000,000 common shares were sold for $50,000 and then the offering was closed.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and related parties have acquired 31% of the outstanding common stock and have made contributions to capital by payment of expenses of $43,170.

6.  GOING CONCERN

The Company will need additional working capital to service its debt and to be successful in its planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 6, 2001, Simon Krowitz Bolin & Associates, P.A., the independent accountants of the Company, resigned.

The report of Simon Krowitz Bolin & Associates, P.A. on the 1999 and 2000 financial statements contained no adverse opinion, disclaimer of opinion or modification of the opinion as to uncertainty, audit scope or accounting principles.

The Registrant's Board of Directors participated in and approved the decision to change independent accountants on December 7, 2001.

In connection with its audits for the two most recent fiscal years and review of unaudited financial statements through December 6, 2001, there have been no disagreements with Simon Krowitz Bolin & Associates, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Simon Krowitz Bolin & Associates, P.A. would have caused them to make reference thereto in their report on the financial statements.

During the two most recent fiscal years and through December 6, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

The Registrant engaged Andersen, Andersen & Strong, Salt Lake City, Utah as its new independent accountants as of December 7, 2001. During the two most recent fiscal years and through December 7, 2001, the Registrant has not consulted with Andersen, Andersen & Strong regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

  Name                Age                   Position

Thomas Skimming        66       President and Director (Chairman of the Board)
Joel Roff              28       Director

Mr. Thomas Skimming has been the president and a director of Uranium Strategies since September 2000. Mr. Skimming has been president an chief engineer of Thomas Skimming & Associates Limited, a mineral exploration and mining consulting firm. He also has been acting as an independent mining consultant since 1972. From 1959 to 1967, he was the chief geologist for Selco Exploration Company Limited, the Canadian subsidiary of Selection Trust of London, England. From 1968 to 1972, he was chief exploration geologist for McIntyre Porcupine Mines Limited which held a controlling interest in Falconbridge Nickel Mines Limited and was responsible for the company's worldwide exploration activities, principally in Canada, United States, Australia, New Zealand, Africa and Southeast Asia.

Mr. Skimming was the founder and vice-chairman and director of Royex Gold Mining Corporation from 1974 to 1988, a director of International Corona Resources Ltd. From 1984 to 1986 and the chairman, chief executive officer and director of United Coin Mines Limited from 1987 through 1992. He was also chief executive officer, president and a director of the general partner and a director of the National Exploration Fund which invested in the exploration and development of Canadian mineral resources.

Mr. Joel Roff has been a director of Uranium Strategies since September 2000. Mr. Roff has five years experience in information technology as a market analyst and quality assurance expert. From May 1996 to May 2000, Mr. Roff worked in various analyst and quality assurance positions with Gavel & Gown Software in Toronto, Ontario. From May 2000 to November 2001, Mr. Roff was the Quality Assurance Manager for Hotline Communications in Toronto, Ontario. Mr. Roff is currently the Quality Assurance Manager at OpenCola in Markham, Ontario. Prior to starting work at Gavel & Gown, he was a student at the University of Toronto. Mr. Roff holds an Honours Bachelor of Arts, Specialization in History from the University of Toronto.

Item 10.  Executive Compensation

No executive officer currently receives any cash compensation or other benefits from USI. Cash compensation amounts will be determined in the future based on the services to be rendered and time devoted to the affairs of USI and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

On September 30, 2000, USI issued an aggregate of 100,000 shares of common stock to Messrs. Geisler, a former director, and Roff as compensation for past services by those persons during fiscal year 2000. These combined services have been valued by USI at $5,000. Past services included developing and implementing corporate strategy and the plan of operations, initiating contract negotiations with Platoro West and initiating preparation of the public offering.

On October 2, 2000, the president of USI and his wife purchased an aggregate of 1,000,000 shares of common stock of USI for cash proceeds of $11,430. The fair value of the shares of common stock was determined to be $0.05 per share or $50,000. The difference of $38,570 was recorded as compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 28, 2002, the name, number of shares beneficially owned, and the percentage of the company's total outstanding Common Stock owned by (i) each of the officers and directors of the company,
(ii) the officers and directors as a group, and (iii) each person known to be the beneficial owner of more than 5% of the total outstanding shares of Common Stock.

                                        Number of Shares         Percentage
              Name                   Beneficially Owned(1)    Beneficially Owned

Thomas Skimming (2)(3)                     1,000,000                 28.5%
Joel Roff (2)                                100,000                  2.8%
All officers and directors
   as a group (2 persons)                  1,100,000                 31.3%

(1)      Based on 3,510,000 common shares outstanding on February 28, 2002.

(2) The address of each of these persons is c/o Uranium Strategies Inc., 31 Walmer Rd., Suite 6, Toronto, Ontario, Canada, M5R 2W7.

(3) Includes 500,000 shares owned of record by Bistra Kileva, the wife of Thomas Skimming.

Item 12.  Certain Relationships and Related Transactions

None.



                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)        Exhibits Filed.

                       See Exhibit Index appearing later in this Report.

            (b)        Reports on Form 8-K.

                       Form 8-K dated December 11, 2001. Disclosure required by
                       Item 4, Changes in Registrant's Certifying Accountant for the change in the Company's accountant.

                       Form 8-K/A dated December 13, 2001. Amendment to Item 4, Changes in Registrant's Certifying Accountant and Item 7, Exhibits, filing letter of prior accountants to the Registrant previously reported on December 11, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                URANIUM STRATEGIES INC.
                                                            (Registrant)

Dated: March 27, 2002

                                                By: /s/ Thomas Skimming
                                                   -----------------------------
                                                   Name: Thomas Skimming
                                                   Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                              Title                           Date

/s/ Thomas Skimming               President, Director             March 27, 2002
-----------------------
Thomas Skimming                   (Principal Financial
                                  and Accounting Officer)

/s/ Joel Roff                     Director                        March 27, 2002
-----------------------
Joel Roff

                                  EXHIBIT INDEX

                                            Incorporated By
Exhibit                                     Reference from     No. in
Number  Description                         Document           Document Filings

3.1     Certificate of Incorporation            A                3.1

3.2     Bylaws                                  A                3.2

4.1     Form of Common Stock Certificate        A                4.1

16.1    Letter from Simon Krowitz Bolin &
                Associates, P.A. dated
                December 6, 2001                B               16.1

16.2    Letter from Simon Krowitz Bolin &
                Associates, P.A. dated
                December 12, 2001.              C               16.2

99.1    Risk Factors                                                    Filed
                                                                        Herewith

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

B.       Registrant's Current Report on Form 8-K filed December 11, 2001.

C.       Registrant's Amendment to its Current Report on Form 8-K/A filed
                December 13, 2001.