Form 10QSB
period 2002-03-31
URANIUM STRATEGIES INC
filed 2002-05-09
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 31, 2002, 3,510,000 shares of Common Stock were issued and outstanding.

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

The accompanying unaudited condensed financial statements of Uranium Strategies Inc. ("USI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Index to Financial Statements

            Balance Sheets.....................................2

            Statements of Operations...........................3

            Statements of Cash Flows...........................4

            Notes to Financial Statements......................5

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
BALANCE SHEETS

                                                                       March 31, 2002     December 31, 2001


ASSETS

CURRENT ASSETS
   Cash                                                                         $ 31,895              $ 1,122

                                                                     -----------------------------------------
      Total Current Assets                                                      $ 31,895              $ 1,122
                                                                     -----------------------------------------

MINERAL CLAIMS - Note 3                                                                -                    -

                                                                     -----------------------------------------
                                                                                $ 31,895              $ 1,122
                                                                     =========================================

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                                           $  2,200              $ 2,200
   Accounts payable                                                                  561               18,394

                                                                     -----------------------------------------
      Total Current Liabilities                                                    2,761               20,594
                                                                     -----------------------------------------

STOCKHOLDERS' EQUITY
   Common stock
      20,000,000 shares authorized, at $0.001 par value; March
      31, 2002 - 3,510,000, December 31, 2001 -
      2,510,000 shares issued and outstanding.                                     3,510                2,510
   Capital in excess of par value                                                114,984               65,684
   Deficit accumulated during the exploration stage                              (89,360)             (87,666)

                                                                     -----------------------------------------
      Total Stockholders' Equity                                                  29,134              (19,472)
                                                                     -----------------------------------------
                                                                     -----------------------------------------
                                                                                $ 31,895              $ 1,122
                                                                     =========================================

The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
STATEMENTS OF OPERATIONS


                                                         Three Months          Three Months          Inception to
                                                        March 31, 2002        March 31, 2001        March 31, 2002

REVENUES                                                       $         -            $        -             $       -

EXPENSES
   Administrative                                                    1,694                 3,093                87,660
   Claims                                                                -                     -                 9,700

                                                    -------------------------------------------------------------------
                                                                     1,694                 3,093                97,360
                                                    -------------------------------------------------------------------

NET LOSS - before other income                                      (1,694)               (3,093)              (97,360)

   Net gain from available-for-sale securities                           -                     -                 8,000

                                                    -------------------------------------------------------------------
NET LOSS                                                       $    (1,694)           $   (3,093)            $ (89,360)
                                                    ===================================================================

NET LOSS PER COMMON SHARE
   Basic                                                            ($0.00)               ($0.00)

AVERAGE OUTSTANDING SHARES
   Basic                                                         3,510,000             2,510,000


The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
STATEMENTS OF CASH FLOWS


                                                                    Three Months          Three Months           Inception to
                                                                   March 31, 2002        March 31, 2001         March 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                              $ (1,694)          $ (3,093)          $ (89,360)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Contributions to capital - expenses                                  300                300              43,470
         Issuance of capital stock for expenses                                 -                  -               5,500
         Changes in accounts payable                                      (17,833)                 -               2,761
                                                               ----------------------------------------------------------
   Net Decrease in Cash from Operations                                   (19,227)            (2,793)            (37,629)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cost - sale of securities                                                    -                  -               2,000

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common shares                                 50,000                  -              67,524

   Net Increase (Decrease) in Cash                                         30,773             (2,793)             31,895
   Cash at Beginning of Period                                              1,122              9,324                   -
                                                               ----------------------------------------------------------
                                                               ----------------------------------------------------------
   Cash at End of Period                                                 $ 31,895           $  6,531           $  31,895
                                                               ==========================================================

NON CASH FLOWS FROM OPERATING AND INVESTMENT ACTIVITIES
   Issuance of 866,667 common shares for securities - 1998               $      -           $      -           $   2,000
   Issuance of 110,000 common shares for services - 2000                        -                  -               5,500
   Contributions of capital - expenses - 1998-2002                            300                300              43,470


The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 5, 1998 with authorized common stock of 20,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

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

Income Taxes

On December 31, 2001, the Company had a net operating loss carry forward of $89,360. The tax benefit of approximately $26,808 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

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

4.  CAPITAL STOCK

During July 2001 the Company completed a filing for an offering for the sale of 7,500,000 shares of common capital stock at $.05 per share. On February 11, 2002, 1,000,000 common shares were sold for $50,000 and then the offering was closed.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and related parties have acquired 31% of the outstanding common stock and have made contributions to capital by payment of expenses of $43,470.

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

Three Months Ended March 31, 2002

USI did not conduct any business during the first quarter of 2002 that resulted in any revenues. All activities in the first quarter were devoted to conducting financing activities to obtain working capital and obtaining a quotation for the stock on the Over-the-Counter Bulletin Board.

For the three months ended March 31, 2002, USI incurred general and administrative expenses of $1,694. These expenses were principally professional fees including legal and accounting costs. The total expenses resulted in a loss for the three months ended March 31, 2002 of $1,694. Funding of these expenses was from working capital.

Fiscal Year 2001

USI did not conduct any business during 2001 that resulted in revenues. All of its activities during 2001 were devoted to establishing a business plan and conducting financing activities to obtain initial working capital.

During 2001, USI incurred general and administrative expenses of $29,626. These expenses were principally the costs associated with professional fees, consulting fees, transfer agent fees and mineral claims fees. The total expenses resulted in a loss for the fiscal year ended December 31, 2001 of $29,626. Funding of these expenses was from working capital.

Liquidity and Capital Requirements

The working capital of USI at March 31, 2002 was $31,895. The working capital requirements of USI have been funded by the sale of securities and loans from shareholders.

On February 11, 2002 the company completed its issuance of an aggregate of 1,000,000 shares of common stock pursuant to Registration Statement No. 333-53186 which was declared effective on June 25, 2001, in a self-underwritten offering. The offering was made during January 2002, on a rolling basis, as described in the prospectus for the offering. The company received net proceeds of $50,000. The company did not pay any commissions or finders fees in connection with the sale of the securities. The proceeds are for the purpose of funding operating expenses and working capital of the company, including the payment of professional expenses, mining fees and other office expenses, all payable to third party vendors, which amounted to approximately $18,000. Most of these expenses were outstanding from prior to the quarter reported upon. The company did not sell all the securities registered under the registration statement, and it is not available to sell the additional 6,500,000 shares of common stock registered thereon until the company updates the registration statement by a post-effective amendment and the post-effective amendment is declared effective by the Securities and Exchange Commission. The company has not determined if it will update the registration statement or withdraw it.

USI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial. USI currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that USI will be able to develop sources of financing in the future.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

             None.

Item 2. Changes in Securities

On February 11, 2002 the company completed its issuance of an aggregate of 1,000,000 shares of common stock pursuant to Registration Statement No. 333-53186 which was declared effective on June 25, 2001, in a self-underwritten offering. The offering was made during January 2002, on a rolling basis, as described in the prospectus for the offering. The company received net proceeds of $50,000. The company did not pay any commissions or finders fees in connection with the sale of the securities. The proceeds are for the purpose of funding operating expenses and working capital of the company, including the payment of professional expenses, mining fees and other office expenses, all payable to third party vendors, which amounted to approximately $18,000. Most of these expenses were outstanding from prior to the quarter reported upon. The company did not sell all the securities registered under the registration statement, and it is not available to sell the additional 6,500,000 shares of common stock registered thereon until the company updates the registration statement by a post-effective amendment and the post-effective amendment is declared effective by the Securities and Exchange Commission. The company has not determined if it will update the registration statement or withdraw it.

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

                                            URANIUM STRATEGIES, INC.


Dated:   May 8, 2002                         /S/  Thomas Skimming
                                            ----------------------------
                                            Thomas Skimming,
                                            President