Form 10QSB
period 2002-06-30
URANIUM STRATEGIES INC
filed 2002-08-14
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


                        Commission File Number 333-53186


                            URANIUM STRATEGIES, INC.
             (Exact name of registrant as specified in its charter)


Nevada                                                    N/A
(State of Incorporation)                    (IRS Employer Identification No.)


31 Walmer Road, Suite 6
Toronto, Ontario
CANADA                                                      M5R 2W7
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (416) 928-3095


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

As of June 30, 2002, 3,510,000 shares of Common Stock were issued and outstanding.

                          PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements

The accompanying unaudited financial statements of Uranium Strategies Inc. ("USI") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Index to Financial Statements

            Balance Sheets....................................3

            Statements of Operations..........................4

            Statements of Cash Flows..........................5

            Notes to Financial Statements.....................6

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
BALANCE SHEETS



                                                                        June 30, 2002     December 31, 2001
ASSETS

CURRENT ASSETS
   Cash                                                              $        31,880        $       1,122
                                                                     -------------------------------------
      Total Assets                                                   $        31,880        $       1,122
                                                                     =====================================

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                                $         2,200        $       2,200
   Accounts payable                                                            6,613               18,394
                                                                     -------------------------------------
      Total Current Liabilities                                                8,813               20,594
                                                                     -------------------------------------

STOCKHOLDERS' EQUITY
   Common stock
      20,000,000 shares authorized, at $0.001 par value;
      June 30, 2002 - 3,510,000, December 31, 2001 -
      2,510,000 shares issued and outstanding.                                 3,510                2,510
   Capital in excess of par value                                            115,284               65,684
   Deficit accumulated during the exploration stage                          (95,727)             (87,666)
                                                                     -------------------------------------
      Total Stockholders' Equity                                              23,067              (19,472)
                                                                     -------------------------------------
                                                                     $        31,880        $       1,122
                                                                     =====================================

The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
STATEMENTS OF OPERATIONS



                                                     Three Months    Three Months      Six Months       Six Months     Inception to
                                                    June 30, 2002    June 30, 2001   June 30, 2002    June 30, 2001    June 30, 2002

REVENUES                                          $           -     $          -     $         -       $        -       $        -

EXPENSES
   Administrative                                         6,367           15,600           8,061           18,693           94,027
   Claims                                                     -                -               -                -            9,700

                                                  ---------------------------------------------------------------------------------
                                                          6,367           15,600           8,061           18,693          103,727
                                                  ---------------------------------------------------------------------------------

NET LOSS - before other income                           (6,367)         (15,600)         (8,061)         (18,693)        (103,727)

   Net gain from available-for-sale securities                -                -               -                -            8,000

                                                  ---------------------------------------------------------------------------------
NET LOSS                                          $      (6,367)    $    (15,600)    $    (8,061)      $  (18,693)      $  (95,727)
                                                  =================================================================================

NET LOSS PER COMMON SHARE
   Basic                                                 ($0.00)          ($0.01)         ($0.00)          ($0.01)

AVERAGE OUTSTANDING SHARES
   Basic                                              3,510,000        2,510,000       3,510,000        2,510,000



The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
STATEMENTS OF CASH FLOWS



                                                                      Six Months        Six Months            Inception to
                                                                    June 30, 2002      June 30, 2001         June 30, 2002


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $ (8,061)            $ (18,693)             $ (95,727)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Contributions to capital - expenses                             600                   600                 43,770
         Issuance of capital stock for expenses                            -                     -                  5,500
         Changes in accounts payable                                 (11,781)               11,121                  8,813
                                                               -----------------------------------------------------------
   Net Decrease in Cash from Operations                              (19,242)               (6,972)               (37,644)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cost - sale of securities                                               -                     -                  2,000

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common shares                            50,000                     -                 67,524

   Net Increase (Decrease) in Cash                                    30,758                (6,972)                31,880
   Cash at Beginning of Period                                         1,122                 9,324                      -
                                                               -----------------------------------------------------------
   Cash at End of Period                                            $ 31,880               $ 2,352               $ 31,880
                                                               ===========================================================

NON CASH FLOWS FROM OPERATING AND INVESTMENT ACTIVITIES
   Issuance of 866,667 common shares for securities - 1998          $      -               $     -               $  2,000
   Issuance of 110,000 common shares for services - 2000                   -                     -                  5,500
   Contributions of capital - expenses - 1998-2002                       600                   600                 43,770


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

Income Taxes

On June 30, 2002, the Company had a net operating loss carry forward of $95,727. The tax benefit of approximately $28,718 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

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

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

The terms of the contract included a payment to Platoro by the Company of $5,000 and the issuance of 10,000 common shares of the Company on October 30, 2000 and $2,000 per year on or before August 31 each year thereafter. Platoro is responsible for maintaining the claims for the Company in accordance with state filing requirements however starting in 2001, the Company is responsible for paying the annual filing and registration expenses of $107 per claim staked. The Company is current in all payments to Platoro.

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and related parties have acquired 31% of the outstanding common stock and have made contributions to capital by payment of expenses of $43,770.

6.  GOING CONCERN

The Company will need additional working capital to be successful in its planned activity.

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

Three and Six Months Ended June 30, 2002

USI did not conduct any business during the first and second quarter of 2002 that resulted in any revenues. All activities in the first and second quarter were devoted to conducting financing activities to obtain working capital.

For the three months ended June 30, 2002, USI incurred general and administrative expenses of $6,367. These expenses were principally professional fees including legal and accounting costs. The total expenses resulted in a loss for the three months ended June 30, 2002 of $6,367. Funding of these expenses was from working capital.

For the six months ended June 30, 2002, USI incurred general and administrative expenses of $8,061. These expenses were principally professional fees including legal and accounting costs. The total expenses resulted in a loss for the six months ended June 30, 2002 of $8,061. Funding of these expenses was from working capital.

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

Liquidity and Capital Requirements

The working capital of USI at June 30, 2002 was $23,067. The working capital requirements of USI have been funded by the sale of securities and loans from shareholders.

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

                                            URANIUM STRATEGIES, INC.


Dated:   August 13, 2002                    /s/  Thomas Skimming
                                            ----------------------------
                                            Thomas Skimming,
                                            President


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USI on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                             URANIUM STRATEGIES, INC.


Dated:   August 13, 2002                    /s/  Thomas Skimming
                                            ----------------------------------
                                            Thomas Skimming,
                                            President and Director,
                                            Principal Accounting Officer