Form 10QSB
period 2002-09-30
URANIUM STRATEGIES INC
filed 2002-11-14
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of September 30, 2002, 3,510,000 shares of Common Stock were issued and outstanding.

                          PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements

The accompanying unaudited financial statements of Uranium Strategies Inc. ("USI") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Index to Financial Statements

        Balance Sheets.......................................................3

        Statements of Operations.............................................4

        Statements of Cash Flows.............................................5

        Notes to Financial Statements........................................6

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
BALANCE SHEETS


                                                                       September 30, 2002    December 31, 2001

ASSETS

CURRENT ASSETS
   Cash                                                               $            28,592    $           1,122

                                                                     -----------------------------------------
      Total Assets                                                    $            28,592    $           1,122
                                                                     =========================================

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                                 $             2,200    $           2,200
   Accounts payable                                                                 5,157               18,394

                                                                     -----------------------------------------
      Total Current Liabilities                                                     7,357               20,594
                                                                     -----------------------------------------

STOCKHOLDERS' EQUITY
   Common stock
      20,000,000 shares authorized, at $0.001 par value;
      September 30, 2002 - 3,510,000, December 31, 2001 - 2,510,000
      shares issued and outstanding.                                                3,510                2,510
   Capital in excess of par value                                                 115,584               65,684
   Deficit accumulated during the exploration stage                               (97,859)             (87,666)

                                                                     -----------------------------------------
      Total Stockholders' Equity                                                   21,235              (19,472)
                                                                     -----------------------------------------

                                                                     -----------------------------------------
                                                                      $            28,592    $           1,122
                                                                     =========================================

The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
STATEMENTS OF OPERATIONS



                                     Three Months        Three Months        Nine Months          Nine Months        Inception to
                                  September 30, 2002  September 30, 2001  September 30, 2002  September 30, 2001  September 30, 2002

REVENUES                          $            -      $           -       $          -        $         -         $          -

EXPENSES
   Administrative                            2,133              3,627             10,193             22,320               96,159
   Claims                                                       2,200                -                2,200                9,700

                                  --------------------------------------------------------------------------------------------------
                                             2,133              5,827             10,193             24,520              105,859
                                  --------------------------------------------------------------------------------------------------

NET LOSS - before other income              (2,133)            (5,827)           (10,193)           (24,520)            (105,859)

   Net gain from
       available-for-sale
       securities                              -                  -                  -                  -                  8,000

                                  --------------------------------------------------------------------------------------------------
NET LOSS - before income taxes              (2,133)            (5,827)           (10,193)           (24,520)             (97,859)

   Income taxes                                -                  -                  -                  -                    -

                                  --------------------------------------------------------------------------------------------------
NET LOSS                          $         (2,133)   $        (5,827)    $      (10,193)     $     (24,520)      $      (97,859)
                                  ==================================================================================================

NET LOSS PER COMMON SHARE
   Basic                                    ($0.00)            ($0.00)            ($0.00)            ($0.01)

AVERAGE OUTSTANDING SHARES
   Basic                                 3,510,000          2,510,000          3,510,000          2,510,000



The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
STATEMENTS OF CASH FLOWS


                                                                     Nine Months            Nine Months           Inception to
                                                                  September 30, 2002    September 30, 2001     September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $         (10,193)    $         (24,520)     $         (97,859)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Contributions to capital - expenses                                    900                   900                 44,070
         Issuance of capital stock for expenses                                 -                     -                    5,500
         Changes in accounts payable                                        (13,237)               16,633                  7,357
                                                                  -----------------------------------------------------------------
   Net Decrease in Cash from Operations                                     (22,530)               (6,987)               (40,932)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cost - sale of securities                                                    -                     -                    2,000

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common shares                                   50,000                   -                   67,524

   Net Increase (Decrease) in Cash                                           27,470                (6,987)                28,592
   Cash at Beginning of Period                                                1,122                 9,324                      -
                                                                  -----------------------------------------------------------------
   Cash at End of Period                                          $          28,592     $           2,337      $          28,592
                                                                  =================================================================

NON CASH FLOWS FROM OPERATING AND INVESTMENT ACTIVITIES
   Issuance of 866,667 common shares for securities - 1998        $             -       $             -        $           2,000
   Issuance of 110,000 common shares for services - 2000                        -                     -                    5,500
   Contributions of capital - expenses - 1998-2002                              900                   900                 44,070



The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 5, 1998 with authorized common stock of 20,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. From October 20, 2000 until August 31, 2002 the Company held mineral claims with unknown reserves. Effective August 31, 2002, the Company did not renew its mineral claims and has decided to continue to evaluate opportunities in the mining sector while conserving cash. (See Note 3 below.)

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

Income Taxes

On September 30, 2002, the Company had a net operating loss carry forward of $97,859. The tax benefit of approximately $29,358 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

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

3. TERMINATION OF MINERAL CLAIMS

On August 31, 2002, the Company terminated its agreement with Platoro West Incorporated ("Platoro") under which Platoro had staked 20 unpatented claims for the Company pursuant to this contract located in Humboldt County, Nevada. Effective August 31, 2002, the Company has no further commercial interest in the Platoro mineral claims. The Company intends to continue to evaluate opportunities in the mining sector.

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

During the third quarter of 2002, we terminated our mineral claims on the one prospect we had staked in Humboldt County, Nevada. We did this in order to conserve cash as potential financiers have not been receptive to this particular property at this time. We intend to continue to evaluate opportunities in the mining sector, however, there can be no assurances that any opportunities will materialize.

We have had no revenues to date. We expect to incur substantial expenses in exploring for a commercial copper mineralization before we realize any revenues from our efforts. Because we are in the very early stages of implementing our business plan, we cannot indicate now if we will ever be profitable.

Because of the uncertainties associated with exploration for copper mineralization, USI will continually assess its likelihood of success in that line of business, and will consider significant adjustments to the USI business plan in response to its assessments. Adjustments of the business plan may include seeking different mineralizations, finding new prospects to investigate, and investigating alternative business strategies which may or may not be within the mineral exploration or mining industry.

Selected Financial Data

Because USI is an exploration stage company, selected financial data would not be meaningful. Reference is made to the financial statements of USI included elsewhere in the document.

Three and Nine Months Ended September 30, 2002

USI did not conduct any business during the first, second and third quarter of 2002 that resulted in any revenues. All activities in the first, second and third quarter were devoted to conducting financing activities to obtain working capital.

For the three months ended September 30, 2002, USI incurred general and administrative expenses of $2,133. These expenses were principally professional fees including legal and accounting costs. The total expenses resulted in a loss for the three months ended September 30, 2002 of $2,133. Funding of these expenses was from working capital.

For the nine months ended September 30, 2002, USI incurred general and administrative expenses of $10,193. These expenses were principally professional fees including legal and accounting costs. The total expenses resulted in a loss for the nine months ended September 30, 2002 of $10,193. Funding of these expenses was from working capital.

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

Liquidity and Capital Requirements

The working capital of USI at September 30, 2002 was $21,235. The working capital requirements of USI have been funded by the sale of securities and loans from shareholders.

On February 11, 2002 the company completed its issuance of an aggregate of 1,000,000 shares of common stock pursuant to Registration Statement No. 333-53186 which was declared effective on June 25, 2001, in a self-underwritten offering. The offering was made during January 2002, on a rolling basis, as described in the prospectus for the offering. The company received net proceeds of $50,000. The company did not pay any commissions or finders fees in connection with the sale of the securities. The proceeds are for the purpose of funding operating expenses and working capital of the company. To date, $21,408 of the proceeds have been used for these purposes. The company did not sell all the securities registered under the registration statement, and it is not available to sell the additional 6,500,000 shares of common stock registered thereon until the company updates the registration statement by a post-effective amendment and the post-effective amendment is declared effective by the Securities and Exchange Commission. The company has not determined if it will update the registration statement or withdraw it.

USI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial. USI currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that USI will be able to develop sources of financing in the future.

Item 3. Evaluation of Disclosure Controls and Procedures

Based on the evaluation conducted by Mr. Thomas Skimming, who is both the CEO and CAO of the company, as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the company's disclosure controls and procedures, Mr. Skimming as the CEO and CAO concluded that, as of the Evaluation Date, (i) there were no significant deficiencies or material weaknesses in the company's disclosure controls and procedures, (ii) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, and (iii) no corrective actions were required to be taken.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

On February 11, 2002 the company completed its issuance of an aggregate of 1,000,000 shares of common stock pursuant to Registration Statement No. 333-53186 which was declared effective on June 25, 2001, in a self-underwritten offering. The offering was made during January 2002, on a rolling basis, as described in the prospectus for the offering. The company received net proceeds of $50,000. The company did not pay any commissions or finders fees in connection with the sale of the securities. The offering was for the purpose of funding operating expenses and working capital of the company. During the quarter being reported upon $3,288 of the proceeds were used for these purposes. The company did not sell all the securities registered under the registration statement, and it is not available to sell the additional 6,500,000 shares of common stock registered thereon until the company updates the registration statement by a post-effective amendment and the post-effective amendment is declared effective by the Securities and Exchange Commission. The company has not determined if it will update the registration statement or withdraw it.

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

                                    URANIUM STRATEGIES, INC.


Dated:   November 11, 2002          /S/  Thomas Skimming
                                    -----------------------------------
                                    Thomas Skimming,
                                    President and Principal Accounting Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Thomas Skimming, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Uranium Strategies, Inc.;

2. based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report (the "Evaluation Date"); and

         (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 11, 2002          /S/  Thomas Skimming
                                    -----------------------------------
                                    Name:  Thomas Skimming,
                                    Title: President and Principal Accounting
                                           Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USI on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                     URANIUM STRATEGIES, INC.


Dated:   November 11, 2002          /S/  Thomas Skimming
                                    -----------------------------------
                                    Thomas Skimming,
                                    President and Principal Accounting Officer