Form 10KSB
period 2002-12-31
URANIUM STRATEGIES INC
filed 2003-09-15
CIK 1131089

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the fiscal year ended           December 31, 2002
                                   ---------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _________________

                         Commission file number      333-53186
                                                -----------------

                            URANIUM STRATEGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

Nevada                                             N/A
----------------------------                -------------------
(State or Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)            Identification No.)

31 Walmer Road, Suite 6, Toronto, Ontario, Canada      M5R 2W7
-------------------------------------------------     --------
(Address of Principal Executive Offices)             (Zip Code)

                                 (416) 928-3095
                                -----------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class             Name of Each Exchange on Which Registered
-------------------             -----------------------------------------
None                            None

             Securities registered under Section 12(g) of the Act:

                                      None
                    -----------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The issuer's revenues for its most recent fiscal year were $0.

     The aggregate market value of our common shares held by non-affiliates of the registrant on September 12, 2003 was approximately $50,000.

     As of March 26, 2003, the Issuer had 3,510,000 common shares, $.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes ____ No X

                                     PART I

Item 1.  Description of Business

Organization
------------

Uranium Strategies Inc. ("USI" or the "Company") was organized under the laws of the state of Nevada on March 5, 1998. The executive offices are at 31 Walmer Rd., Suite 6, Toronto, Ontario, Canada, M5R 2W7. Its telephone number is
(416) 504-7011.

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

Corporate Strategy
------------------

USI has been engaged in the identification, acquisition and exploration of mining prospects with copper mineralization. The Company's main thrust is to continue to explore for a commercially viable copper mineralization, but it will consider other areas of mineralization exploration. Exploration for commercially viable mineralization includes a high degree of risk which careful evaluation experience and factual knowledge may not eliminate. It is noteworthy that few mineral prospects which are explored ever produce any return on invested capital.

On August 31, 2002, the Company terminated its agreement with Platoro West Incorporated under which Platoro had staked 20 unpatented claims for the Company located in Humboldt County, Nevada. As part of that termination, the Company terminated its rights to the 20 unpatented claims.

We have had no revenues to date. We expect to incur substantial expenses in seeking a commercially viable copper mineralization before we realize any revenues from our efforts. Because we are in the very early stages of implementing our business plan, we cannot indicate now if we will ever be profitable.

Because of the uncertainties associated with exploration for copper mineralization, USI will continually assess its likelihood of success in that line of business, and will consider significant adjustments to the USI business plan in response to its assessments. Adjustments of the business plan may include seeking prospects with mineralizations other than copper, and investigating alternative business strategies which may or may not be within the mineral exploration or mining industries.


Copper Orientation
------------------

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

Telecommunications, on the other hand, has dropped from the number 2 spot to number 4 in less than a decade. Fiber optics is the popular explanation for this dip, but in fact it accounted for little of it prior to 1990. Other technological factors are responsible, such as subscriber carrier (piggybacking -16- of many phone conversations on a single pair of copper wires) and the use of wires of smaller cross-section. This is a textbook example of copper applications being engineered for ever-increasing efficiency of use, which results in decreased poundage. Optical fibers are indeed a real threat for the future, however. Whether that threat is realized may depend more on cost factors than technical considerations.

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

One negative of note for copper consumption is a large loss in copper's use in coinage. This occurred in 1982, when a copper alloy was replaced by zinc in the penny. Roughly three-quarters of all US coins minted are pennies. A move is now afoot to create a new copper-base dollar coin to eventually replace the dollar bill.

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


Competition
-----------

To the extent that we pursue the search for and development of appropriate mineralizations, we anticipate that we will compete with numerous junior mining and exploration companies to identify and acquire claims with strong mineralization potential. We also expect to compete for the hiring of appropriate geological and environmental experts to assist with exploration, feasibility studies and obtaining mining prospects. In the future, we expect to compete for qualified consultants, employees and equipment. Most of our current competitors have, and our future competitors are expected to have, greater resources than us. Therefore, we anticipate that our ability to compete largely will depend on our financial resources and capacity and the opportunity to be associated with a growing company.

Regulation
----------

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

The initial exploration phase of a prospect will consist of basic prospecting, geological mapping and ground geochemical and geophysical surveys. These activities will have almost no impact on the land or the environment. Therefore, there are no permits or licenses required and violation of regulation is unlikely. If USI conducts diamond drilling exploration, it may have to construct access roads and drill pads. In that event, a "notice of intent" for land use of less than five acres and a "plan of operation" for land use of greater than five acres must be filed with the Bureau of Land Management and approval obtained.

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

To the extent that we have any prospects in a state, we must comply with the annual staking and patent maintenance requirements of the state and the United States Bureau of Land Management.

Personnel
---------

USI had one part time employee as of December 31, 2002. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our business plan.


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

On December 31, 2002, there were 29 holders of record of the Company's common stock.

Dividends
---------

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

Recent Sales of Unregistered Securities
---------------------------------------

None.

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

Plan of Operations
------------------

USI is an exploration stage company. To date, USI has had no revenues and incurred organizational and other start up expenses.

The expenses of USI during the period of inception (March 5, 1998) to December 31, 2002 were general and administrative expenses relating to office, transfer agent, consulting, legal and accounting and compensation. During this period, USI paid $121,495 for these expenses.

Our plan of operations includes the location of one or more prospects to explore for copper or other mineralizations. Until August 31, 2002, the Company had an agreement with a mineral exploration company, Platoro West Incorporated, which owns paper based data of geological exploration on approximately 1,500 mineral prospects, the majority of which are located in the United States. USI terminated its agreement with Platoro West Incorporated on August 31, 2002. On November 16, 2000, Platoro had staked 20 unpatented claims (the Pumpernickel Valley Copper Project) for USI pursuant to this contract and met its staking obligation. As part of its termination of the agreement with Platoro West, USI did not renew the claims that Platoro had staked, and now does not have any claims.

Going forward, the intent of USI is to identify prospects that exhibit favorable exploration potential and then acquire these properties, either by staking or leasing them. Once prospects are acquired by USI, a systematic exploration program consisting of basic foot prospecting, geological mapping, geophysical and geochemical surveys, surface sampling (where the presence of a particular mineralization is evident), diamond drilling and metallurgical studies will be carried out to determine the mineralization levels of the prospect. If old, historical underground workings are located, a systematic sampling program will be carried out if the workings are found to be accessible. Upon completion of the exploration program and if deemed warranted, a preliminary study will be carried out to determine the viability of the prospect taking into account a great number of variables, some of which include: fluctuation in metal prices, ore reserves, grade, metallurgy of the deposit, geometry of the orebody, availability of water, mining equipment, general supplies, power, accommodation, experienced personnel, etc.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
---------------------------------------------------------------------

USI did not conduct any business during 2002 that resulted in revenues. All of its activities during 2002 were devoted to establishing a business plan and conducting financing activities to obtain initial working capital.

For the years ended December 31, 2002 and 2001, USI had no revenues.

During 2002, USI incurred general and administrative expenses of $33,829 compared to $29,626, in 2001. These expenses were principally the costs associated with professional fees, consulting fees, transfer agent fees and compensation. The loss for 2002 was $33,829. The loss for 2001 was $29,626. Funding of these expenses was from working capital and the issuance of common stock.

The Company had a loss for tax purposes in 2002 and 2001. The Company did not recognize a deferred tax asset for tax loss carryforwards as the Company can not determine when, if ever, it will be able to use the tax loss carryforwards.

Liquidity and Capital Resources
-------------------------------

We used cash in operating activities for the year ended December 31, 2002, totaling $26,320. USI had a working capital of $24,802 at December 31, 2002. USI has funded its expenses from the one time sale of an investment for proceeds of $10,000 and sales of shares of common stock in October 2000 and February 2002. The sales in October 2000 were to a limited number of investors in private placement transactions under an exemption from registration under the Securities Act of 1933. The sales in February 2002 were pursuant to the Company's Form SB-2 prospectus filed with the Securities and Exchange Commission on June 27, 2001.

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

Item 7.  Financial Statements and Supplementary Data

SELLERS & ANDERSEN L.L.C.                         941 East 3300 South, Suite 202
-------------------------                             Salt Lake City, Utah 84106
Certified Public Accountants and
Business Consultants
 Member SEC Practice Section of the AICPA                 Telephone 801 486-0096
                                                                Fax 801 486-0098


Board of Directors
Uranium Strategies, Inc.
Toronto, Ontario, Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Uranium Strategies, Inc. (development stage company) at December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows and for the years ended December 31, 2002 and December 31, 2001 and the period March 5, 1998 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Strategies, Inc. at December 31, 2002, and the results of operations and cash flows for the years ended December 31, 2002 and December 31, 2001 and the period March 5, 1998 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the working capital necesary to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
September 8, 2003                                   /s/Sellers & Andersen L.L.C.

URANIUM STRATEGIES, INC.
(Development Stage Company)
BALANCE SHEET

                                                            December 31, 2002

ASSETS

CURRENT ASSETS
   Cash                                                     $        24,802

                                                            ----------------
      Total Assets                                          $        24,802
                                                            ================

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                       $        23,557
   Accounts payable                                                   3,346

                                                            ----------------
      Total Current Liabilities                                      26,903
                                                            ----------------

STOCKHOLDERS' Deficiency
   Common stock
      20,000,000 shares authorized, at $0.001 par value;
      3,510,000 shares issued and outstanding                         3,510
   Capital in excess of par value                                   115,884
   Deficit accumulated during the development stage                (121,495)

                                                            ----------------
      Total Stockholders' Deficiency                                 (2,101)
                                                            ----------------

                                                            ----------------
                                                            $        24,802
                                                            ================

The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2002 and 2001 and the period March 5, 1998 (date of inception) to December 31, 2002


                                                                                                    March 5, 1998 to
                                                      December 31, 2002      December 31, 2001     December 31, 2002
REVENUES                                              $               -      $               -     $               -

EXPENSES
   Administrative                                                33,829                 25,426               119,795
   Exploration                                                        -                  4,200                 9,700

                                                      ---------------------------------------------------------------
                                                                 33,829                 29,626               129,495
                                                      ---------------------------------------------------------------

NET LOSS - before other income                                  (33,829)               (29,626)             (129,495)

   Net gain from sale of securities                                   -                      -                 8,000

                                                      ---------------------------------------------------------------
NET LOSS - before income taxes                                  (33,829)               (29,626)             (121,495)

                                                      ---------------------------------------------------------------
NET LOSS                                              $         (33,829)     $         (29,626)    $        (121,495)
                                                      ===============================================================

NET LOSS PER COMMON SHARE
   Basic                                                         ($0.01)                ($0.01)

AVERAGE OUTSTANDING SHARES
   Basic (stated in 1000's)                                       3,510                  2,510


The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period March 5, 1998 (date of inception) to December 31, 2002

                                                                                             Capital in
                                                                 Common Stock                Excess of       Accumulated
                                                            Shares           Amount          Par Value         Deficit
Balance at March 5, 1998                                           -        $        -       $       -       $       -
Issuance of post split common stock for
   securities at $.0023 - August 26, 1998                    866,667               867           1,133
Contributions to capital - expenses - related parties                                            1,000
Net operating loss for the period
   March 5, 1998 to December 31, 1998                                                                           (1,000)
                                                          ------------------------------------------------------------
Balance at December 31, 1998                                 866,667        $      867       $   2,133       $  (1,000)
                                                          ============================================================

Contributions to capital - expenses - related parties                                            1,200
Net operating loss for the year ended
   December 31, 1999                                                                                            (1,200)
                                                          ------------------------------------------------------------
Balance at December 31, 1999                                 866,667        $      867       $   3,333       $  (2,200)
                                                          ============================================================

Issuance of common stock for services
   at $.05 - September 30, 2000                              100,000              100             4,900
Issuance of common stock for cash and
   services at $.037 - October 2, 2000                     1,533,333            1,533
      cash                                                                                       15,991
      services - related parties                                                                 38,570
Issuance of common stock for services
   at $.05 - October 30, 2000                                 10,000               10               490
Contributions to capital - expenses - related parties                                             1,200
Net operating loss for year ended
   December 31, 2000                                                                                           (55,840)
                                                            ----------------------------------------------------------
Balance at December 31, 2000                                  2,510,000          $ 2,510     $   64,484      $ (58,040)
                                                            ==========================================================

Contributions to capital - expenses - related parties                                             1,200
Net operating loss for year ended
   December 31, 2001                                                                                           (29,626)
                                                            ----------------------------------------------------------
Balance at December 31, 2001                                  2,510,000          $ 2,510     $   65,684      $ (87,666)
                                                            ==========================================================

Issuance of common stock for cash
   at $.05 - February 11, 2002                                1,000,000            1,000         49,000
Contributions to capital - expenses - related parties                                             1,200
Net operating loss for year ended
   December 31, 2002                                                                                           (33,829)
                                                            ----------------------------------------------------------
Balance at December 31, 2002                                  3,510,000          $ 3,510     $  115,884      $(121,495)
                                                            ==========================================================


The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002 and 2001 and the period March 5, 1998 (date of inception) to December 31, 2002


                                                                                                                  March 5, 1998 to
                                                                    December 31, 2002      December 31, 2001     December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $        (33,829)      $        (29,626)     $        (121,495)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Contributions to capital - expenses                                   1,200                  1,200                  5,800
         Issuance of capital stock for expenses                                    -                      -                 46,507
         Changes in accounts payable                                           6,309                 20,224                 26,903
                                                                    ----------------------------------------------------------------
   Net Decrease in Cash from Operations                                      (26,320)                (8,202)               (42,285)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common shares                                    50,000                      -                 67,087

   Net Increase (Decrease) in Cash                                            23,680                 (8,202)                24,802
   Cash at Beginning of Period                                                 1,122                  9,324                      -
                                                                    ----------------------------------------------------------------
   Cash at End of Period                                            $         24,802       $          1,122      $          24,802
                                                                    ================================================================

NON CASH FLOWS FROM OPERATING AND INVESTMENT ACTIVITIES
   Issuance of 866,667 common shares for securities - 1998          $              -       $              -      $           2,000
   Issuance of 110,000 common shares for services - 2000                           -                      -                 44,507
   Contributions of capital - expenses - 1998-2002                             1,200                  1,200                  5,800


The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 5, 1998 with authorized common stock of 20,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. From October 20, 2000 until August 31, 2002 the Company held mineral claims with unknown reserves. Effective August 31, 2002, the Company did not renew its mineral claims and has decided to evaluate opportunities in multiple sectors while conserving cash. (See note 3 below.)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2002, the Company had a net operating loss carry forward of $121,495. The tax benefit of approximately $36,449 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating losses will expire from 2019 to 2023.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

3. ACQUISITION OF MINERAL CLAIMS

During 2002, the Company acquired 20 mining claims from Platoro West Incorporated. On August 31, 2002, the purchase agreement was terminated, with no further obligation, and the claims were abandoned.

The claims had not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties were expensed.

4. CAPITAL STOCK

During July 2001 the Company completed a filing for an offering for the sale of 7,500,000 shares of common capital stock at $.05 per share. During January and February 2002, 1,000,000 shares were sold for $50,000 and then the offering was closed.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 31% of the outstanding common stock and have made contributions to capital by payment of expenses of $5,800.

A consulting fee of $21,357 was accrued for services rendered by the president of the Company during 2002 which was paid in January 2003.

6. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company does not have the working capital necessary to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

    Name               Age                   Position
    ----               ---                   --------

Thomas Skimming        68       President and Director (Chairman of the Board)
Joel Roff              30       Director

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

Mr. Joel Roff has been a director of Uranium Strategies since September 2000. Mr. Roff has five years experience in information technology as a market analyst and quality assurance expert. From May 1996 to May 2000, Mr. Roff worked in various analyst and quality assurance positions with Gavel & Gown Software in Toronto, Ontario. From May 2000 to November 2001, Mr. Roff was the Quality Assurance Manager for Hotline Communications in Toronto, Ontario. Mr. Roff is currently the Quality Assuarnace Manager at Opencola. Prior to starting work at Gavel & Gown, he was a student at the University of Toronto. Mr. Roff holds an Honours Bachelor of Arts, Specialization in History from the University of Toronto.

Item 10.  Executive Compensation

No executive officer currently receives any cash compensation or other benefits from USI. Cash compensation amounts will be determined in the future based on the services to be rendered and time devoted to the affairs of USI and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

On September 30, 2000, USI issued an aggregate of 100,000 shares of common stock to Messrs. Geisler and Roff as compensation for past services by those persons during fiscal year 2000. These combined services have been valued by USI at $5,000. Past services included developing and implementing corporate strategy and the plan of operations, initiating contract negotiations with Platoro West and initiating preparation of the public offering.

On October 2, 2000, the president of USI and his wife purchased an aggregate of 1,000,000 shares of common stock of USI for cash proceeds of $11,430. The fair value of the shares of common stock was determined to be $0.05 per share or $50,000. The difference of $38,570 was recorded as compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2002, the name, number of shares beneficially owned, and the percentage of the company's total outstanding Common Stock owned by (i) each of the officers and directors of the company,
(ii) the officers and directors as a group, and (iii) each person known to be the beneficial owner of more than 5% of the total outstanding shares of Common Stock.

                                     Number of Shares             Percentage
           Name                   Beneficially Owned(1)       Beneficially Owned
           ----                   ---------------------       ------------------

Thomas Skimming (2)(3)                  1,000,000                    28.5%
Joel Roff (2)                            100,000                     2.8%
All officers and directors
   as a group (2 persons)               1,100,000                    31.3%

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

            (b)        Reports on Form 8-K.

                       Form 8-K dated December 11, 2001. Disclosure required by
                       Item 4, Changes in Registrants Certifying Accountant for the change in the Company's accountant.

                       Form 8-K/A dated December 13, 2001. Amendment to Item 4, Changes in Registrants Certifying Accountant and Item 7, Exhibits, filing letter of dismissed accountants previously reported on December 11, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               URANIUM STRATEGIES INC.
                               (Registrant)

Dated: September 10, 2003

                               By:   /S/ Thomas Skimming
                                     --------------------------
                               Name: Thomas Skimming
                               Title:President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                      Title                             Date

/S/ Thomas Skimming       President, Director              September 10, 2003
-------------------       (Principal Financial
Thomas Skimming           and Accounting Officer)

/S/ David Roff            Director                         September 10, 2003
-----------------------
Joel Roff

                                  EXHIBIT INDEX

                                     Incorporated By
Exhibit                              Reference from        No. in
Number            Description           Document          Document       Filings

3.1    Certificate of Incorporation       A                3.1
3.2    Bylaws                             A                3.2
4.1    Form of Common Stock Certificate   A                4.1
31.1   Section 302 Certification                                         Filed
                                                                        Herewith
32.1   Section 906 Certification                                         Filed
                                                                        Herewith
                                                                         Filed
99.1   Risk Factors                                                     Herewith

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).