Form 10QSB
period 2003-03-31
URANIUM STRATEGIES INC
filed 2003-09-15
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2003

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 31, 2003, 3,510,000 shares of Common Stock were issued and outstanding.

URANIUM STRATEGIES, INC.
(Development Stage Company)
BALANCE SHEETS



                                                                     March 31, 2003       December 31, 2002
ASSETS

CURRENT ASSETS
   Cash                                                              $            9       $          24,802

                                                                     --------------------------------------
      Total Assets                                                   $            9       $          24,802
                                                                     ======================================

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                                $            -       $          23,557
   Accounts payable                                                           3,305                   3,346
                                                                     --------------------------------------
      Total Current Liabilities                                               3,305                  26,903
                                                                     --------------------------------------

STOCKHOLDERS' EQUITY
   Common stock
      20,000,000 shares authorized, at $0.001 par value;
      March 31, 2003 - 3,510,000, December 31, 2002 - 3,510,000
      shares issued and outstanding.                                          3,510                   3,510
   Capital in excess of par value                                           116,184                 115,884
   Deficit accumulated during the exploration stage                        (122,990)               (121,495)

                                                                     --------------------------------------
      Total Stockholders' Equity                                             (3,296)                 (2,101)
                                                                     --------------------------------------

                                                                     --------------------------------------
                                                                     $            9        $         24,802
                                                                     ======================================

The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS


                                                         Three Months          Three Months         March 5, 1998 to
                                                        March 31, 2003        March 31, 2002         March 31, 2003
REVENUES                                                $            -        $           -          $             -

EXPENSES
   Administrative                                                1,495                1,694                  121,290
   Claims                                                            -                    -                    9,700

                                                        ------------------------------------------------------------
                                                                 1,495                1,694                  130,990
                                                        ------------------------------------------------------------

NET LOSS - before other income                                  (1,495)              (1,694)                (130,990)

   Net gain from available-for-sale securities                       -                    -                    8,000

                                                        ------------------------------------------------------------
NET LOSS - before income taxes                                  (1,495)              (1,694)                (122,990)

   Income taxes                                                      -                    -                        -

                                                        ------------------------------------------------------------
NET LOSS                                                $       (1,495)       $      (1,694)         $      (122,990)
                                                        ============================================================

NET LOSS PER COMMON SHARE
   Basic                                                        ($0.00)              ($0.00)

AVERAGE OUTSTANDING SHARES
   Basic                                                     3,510,000            3,510,000


The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                                       Three Months          Three Months         March 5, 1998 to
                                                                      March 31, 2003        March 31, 2002         March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $      (1,495)         $     (1,694)         $    (122,990)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Contributions to capital - expenses                                    300                   300                  6,100
         Issuance of capital stock for expenses                                   -                     -                 46,507
         Changes in accounts payable                                        (23,598)              (17,833)                 3,305
                                                                      ----------------------------------------------------------
   Net Decrease in Cash from Operations                                     (24,793)              (19,227)               (67,078)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cost - sale of securities                                                      -                     -                      -

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common shares                                        -                50,000                 67,087

   Net Increase (Decrease) in Cash                                          (24,793)               30,773                      9
   Cash at Beginning of Period                                               24,802                 1,122                      -
                                                                      ----------------------------------------------------------
   Cash at End of Period                                              $           9          $     31,895          $           9
                                                                      ==========================================================

NON CASH FLOWS FROM OPERATING AND INVESTMENT ACTIVITIES
   Issuance of 866,667 common shares for securities - 1998            $           -          $          -          $       2,000
   Issuance of 110,000 common shares for services - 2000                          -                     -                 44,507
   Contributions of capital - expenses - 1998-2003                              300                   300                  6,100



The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 5, 1998 with authorized common stock of 20,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. From October 20, 2000 until August 31, 2002 the Company held mineral claims with unknown reserves. Effective August 31, 2002, the Company did not renew its mineral claims and has decided to evaluate opportunities in multiple sectors. (See note 3 below.)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On March 31, 2003, the Company had a net operating loss carry forward of $122,990. The tax benefit of approximately $36,897 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating losses will expire from 2019 to 2024.

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

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and related parties have acquired 31% of the outstanding common stock and have made contributions to capital by payment of expenses of $6,100.

A consulting fee of $21,357 was accrued for services rendered by the president of the Company during 2002. The amount was paid in January 2003.

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

Three Months Ended March 31, 2003

USI did not conduct any business during the first quarter of 2003 that resulted in any revenues. All activities in the first and second quarter were devoted to conducting financing activities to obtain working capital.

For the three months ended March 31, 2003, USI incurred general and administrative expenses of $1,495. These expenses were principally professional fees including legal and accounting costs. The total expenses resulted in a loss for the three months ended March 31, 2003 of $1,495. Funding of these expenses was from working capital. These expenses were principally professional fees including legal and accounting costs.

Fiscal Year 2002

USI did not conduct any business during 2002 that resulted in revenues. All of its activities during 2002 were devoted to establishing a business plan and conducting financing activities to obtain initial working capital.

During 2002, USI incurred general and administrative expenses of $24,802. These expenses were principally the costs associated with professional fees, consulting fees, transfer agent fees and mineral claims fees. The total expenses resulted in a loss for the fiscal year ended December 31, 2002 of $24,802. Funding of these expenses was from working capital.

Liquidity and Capital Requirements

The working capital of USI at March 30, 2003 was $9. The working capital requirements of USI have been funded by the sale of securities and loans from shareholders.

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

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits Filed.

                       31,1 Section 302 Certification
                       32.1 Section 906 Certification

          (b) Reports on Form 8-K.

                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    URANIUM STRATEGIES, INC.


Dated:   September 10, 2003          /S/  Thomas Skimming
                                    -----------------------------------
                                    Thomas Skimming,
                                    President and Principal Accounting Officer