Form 10QSB
period 2003-06-30
URANIUM STRATEGIES INC
filed 2003-09-15
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2003

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of September 12, 2003, 3,510,000 shares of Common Stock were issued and outstanding.

URANIUM STRATEGIES, INC.
(Development Stage Company)
BALANCE SHEETS



                                                                    June 30, 2003        December 31, 2002
ASSETS

CURRENT ASSETS
   Cash                                                             $           -         $         24,802

                                                                    --------------------------------------
      Total Assets                                                  $           -         $         24,802
                                                                    ======================================

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                               $           -         $         23,557
   Accounts payable                                                         3,911                    3,346

                                                                    --------------------------------------
      Total Current Liabilities                                             3,911                   26,903
                                                                    --------------------------------------

STOCKHOLDERS' EQUITY
   Common stock
      20,000,000 shares authorized, at $0.001 par value;
      June 30, 2003 - 3,510,000, December 31, 2002 - 3,510,000
      shares issued and outstanding.                                        3,510                    3,510
   Capital in excess of par value                                         116,484                  115,884
   Deficit accumulated during the exploration stage                      (123,905)                (121,495)

                                                                    --------------------------------------
      Total Stockholders' Equity                                           (3,911)                  (2,101)
                                                                    --------------------------------------

                                                                    --------------------------------------
                                                                    $           -         $         24,802
                                                                    ======================================


The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS


                                            Three Months    Three Months      Six Months       Six Months       March 5, 1998 to
                                           June 30, 2003    June 30, 2002   June 30, 2003     June 30, 2002      June 30, 2003
REVENUES                                   $           -    $           -   $           -     $           -     $              -

EXPENSES
   Administrative                                    915            6,367           2,410             8,061              122,205
   Claims                                              -                -               -                 -                9,700

                                            -------------------------------------------------------------------------------------
                                                     915            6,367           2,410             8,061              131,905
                                            -------------------------------------------------------------------------------------

NET LOSS - before other income                      (915)          (6,367)         (2,410)           (8,061)            (131,905)

   Net gain from available-for-sale
        securities                                     -                -               -                 -                8,000

                                            -------------------------------------------------------------------------------------
NET LOSS - before income taxes                      (915)          (6,367)         (2,410)           (8,061)            (123,905)

   Income taxes                                        -                -               -                 -                    -

                                            -------------------------------------------------------------------------------------
NET LOSS                                    $       (915)   $      (6,367)  $      (2,410)    $      (8,061)    $       (123,905)
                                            =====================================================================================

NET LOSS PER COMMON SHARE
   Basic                                          ($0.00)          ($0.00)         ($0.00)           ($0.00)

AVERAGE OUTSTANDING SHARES
   Basic                                       3,510,000        3,510,000       3,510,000         3,510,000



The accompanying notes are an integral part of these financial statements.

URANIUM STRATEGIES, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS


                                            Three Months    Three Months      Six Months       Six Months       March 5, 1998 to
                                           June 30, 2003    June 30, 2002   June 30, 2003     June 30, 2002      June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $       (915)     $     (6,367)  $     (2,410)     $     (8,061)     $     (123,905)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities
    Contributions to capital - expenses             300               300            600               600               6,400
    Issuance of capital stock for expenses            -                 -              -                 -              46,507
    Changes in accounts payable                     606             6,052        (22,992)          (11,781)              3,911
                                           -------------------------------------------------------------------------------------
 Net Decrease in Cash from Operations                (9)              (15)       (24,802)          (19,242)            (67,087)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cost - sale of securities                          -                 -              -                 -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common shares            -                 -              -            50,000              67,087

   Net Increase (Decrease) in Cash                   (9)              (15)       (24,802)           30,758                  (0)
   Cash at Beginning of Period                        9            31,895         24,802             1,122                   -
                                           -------------------------------------------------------------------------------------
   Cash at End of Period                   $         (0)     $     31,880   $         (0)     $     31,880      $           (0)
                                           =====================================================================================

NON CASH FLOWS FROM OPERATING AND
 INVESTMENT ACTIVITIES
   Issuance of 866,667 common shares
        for securities - 1998              $          -      $          -   $          -      $          -      $        2,000
   Issuance of 110,000 common shares
        for services - 2000                           -                 -              -                 -              44,507
   Contributions of capital -
        expenses - 1998-2002                        300               300            600               600               6,400



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

Income Taxes

On June 30, 2003, the Company had a net operating loss carry forward of $123,905. The tax benefit of approximately $37,172 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating losses will expire from 2019 to 2024.

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

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and related parties have acquired 31% of the outstanding common stock and have made contributions to capital by payment of expenses of $6,400.

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

Three and Six Months Ended June 30, 2003

USI did not conduct any business during the first quarter of 2003 that resulted in any revenues. All activities in the first and second quarter were devoted to conducting financing activities to obtain working capital.

For the three months ended June 30, 2003, USI incurred general and administrative expenses of $915. These expenses were principally professional fees including legal and accounting costs. The total expenses resulted in a loss for the six months ended June 30, 2003 of $2,410. Funding of these expenses was from working capital. These expenses were principally professional fees including legal and accounting costs.

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

Liquidity and Capital Requirements

The working capital of USI at June 30, 2003 was $0. The working capital requirements of USI have been funded by the sale of securities and loans from shareholders.

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

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer. Based on that evaluation, he concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits Filed.

                       31.1 Section 302 Certification
                       32.1 Section 906 Certification

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