Form 10QSB
period 2003-09-30
URANIUM STRATEGIES INC
filed 2003-11-19
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-53186


                            URANIUM STRATEGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                    98-0335555
  -------------------------------------------------------------------------
  (State of Incorporation)                (IRS Employer Identification No.)


             1070 Commerce Drive
            Building II, Suite 303
                Perrysburg, OH                             43551
  ----------------------------------------------------------------------
    (Address of principal executive office)             (Zip Code)

      Registrant's telephone number, including area code:  (419) 873-1111

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [X]  No [ ]

As of September 30, 2003, 3,510,000 shares of Common Stock were issued and outstanding.

                            URANIUM STRATEGIES, INC.
                          (Development Stage Company)
                                BALANCE SHEETS

                             September 30, 2003    December 31, 2002
                             ------------------    -----------------
ASSETS

 CURRENT ASSETS
  Cash                           $         -             $    24,802
                                   ---------              ----------
Total Assets                     $         -             $    24,802
                                   =========              ==========


LIABILTIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
  Accounts payable - related
   parties                       $    10,340             $   23,557
  Accounts payable                       252                  3,346
                                   ---------              ---------
  Total Current Liabilities           10,592                 26,903
                                   ---------              ---------
  STOCKHOLDERS' EQUITY
  Common stock 20,000,000 shares
   authorized, at $0.001 par value;
   September 30, 2003 - 3,510,000,
   December 31, 2002 - 3,510,000
   shares issued and outstanding       3,510                 3,510
  Capital in excess of par value     116,784               115,884
  Deficit accumulated during the
   development stage                (130,886)             (121,495)
                                   ---------              --------
  Total Stockholders' Equity
   (Deficit)                         (10,592)               (2,101)
                                   ---------              --------
                                  $       (0)           $   24,802
                                   =========              ========



The accompanying notes are an integral part of these financial statements.

                            URANIUM STRATEGIES, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS

                         Three     Three    Nine      Nine    March 5, 1998
                         Months    Momths   Months    Momths       to
                         September  30,    September  30,      September 30
                         2003       2002    2003      2002        2003
                        -----------------  ----------------- ---------------
REVENUES                $      -  $     -  $     -   $     -   $      -
                         ----------------------------------------------
EXPEMSES
 Administrative            6,980    2,133    9,391    10,193    138,886
 Claims                        -        -        -         -      9,700

                         ----------------------------------------------
NET LOSS - before
 other income             (6,980)  (2,133)  (9,391)  (10,193)  (138,886)

Net gain from available
 for-sale securities           -        -        -         -          -

                         ----------------------------------------------
Net Loss before income
 taxes                    (6980)   (2133)    (9391)  (10,193)  (138,886)

Income taxes                  -        -         -         -          -
                         ----------------------------------------------
NET LOSS                $(6,980) $(2,133)  $(9,391) $(10,193)  $(138,886)
                         ==============================================
NET LOSS PER COMMON
 SHARE
 Basic                   ($0.00)  ($0.00)   ($0.00)   ($0.00)
                         ===================================
AVERAGE OUTSTANDING
 SHARES - Basic       3,510,000  3,510,000 3,510,000 3,510,000






The accompanying notes are an integral part of these financial statements.

                          URANIUM STRATEGIES, INC.
                        (Development Stage Company)
                         STATEMENTS OF CASH FLOWS



                         Three     Three    Nine      Nine    March 5, 1998
                         Months    Momths   Months    Momths       to
                         September  30,    September  30,      September 30
                         2003       2002    2003      2002        2003
                        -----------------  ----------------- ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss              $ (6,980) $ (2,133) $ (9,391) $ (10,193)  $ (130,870)
 Adjustments to
 reconcile net loss
 to net cash provided
 by operating activities
 Contributions to
 capital - expenses         300       300       900        900        6,700
 Issuance of capital
 stock for expenses           -         -         -          -       46,507
 Changes in accounts
  payable                 6,680    (1,456)  (16,311)   (13,237)      10,576
                        ---------------------------------------------------
  Net Decrease in Cash
   from Operations            0    (3,289)  (24,802)   (22,530)    (67,087)
                        ---------------------------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
 Cost - sale of securities    -        -          -          -           -
                        ---------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Proceeds from issuance of
  common shares               -        -          -     50,000      67,087
                         --------------------------------------------------
Net Increase (Decrease)
 in Cash                      0   (3,289)   (24,802)    27,470           -

Cash at Beginning of
 Period                       -   31,880     24,802      1,122           -
                          -------------------------------------------------
Cash at End of Period  $      0   28,592   $      -   $ 28,592    $      -
                          =================================================


Issuance of 866,667
 common shares for
 securities - 1998     $      -  $     -   $      -   $      -    $  2,000

Issuance of 110,000
 common shares for
 services - 2000
             -        -          -          -      44,507

Contributions of
 capital - expenses -
 1998-2003                  300      300        900        900        6,70



The accompanying notes are an integral part of these financial statements.

                           URANIUM STRATEGIES, INC.
                         (Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Uranium Strategies, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited but, in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

2. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2003, officers-directors and related parties have acquired 31% of the outstanding common stock and have made contributions to capital by payment of expenses of $6,400. However, the officers-directors, related parties, and other shareholders have agreed to sell outstanding common stock to a new group of officers-directors that will result in these officers-directors acquiring approximately 71% of the outstanding stock of the Company
(see Note 3).

3. SUBSEQUENT EVENTS

On October 16, 2003, Capital First Management Company, LLC, an Ohio limited liability company, purchased 2,500,000 shares (representing 71.23% of the voting stock) of the Registrant; 1,595,000 of which were purchased from Thomas Skimming, David Roff and 3 relatives and the remaining 905,000 shares from 10 non-controlling shareholders. The purchase price was $4,800, which Capital First Management Company, LLC paid from its cash on hand. There was no financing involved.

Capital First Management Company, LLC is wholly owned by Mr. John R.
Ayling. As a result of the purchase of shares in this transaction, there was effected a change of control of the Registrant. In connection with the purchase, the Registrant's Board of Directors appointed Mr. Ayling and Michael D. Slates as members of the Registrant's Board, and the previous directors submitted their resignations. The newly constituted Board then elected Mr. Ayling to serve as President of the Registrant, and Michael D. Slates to serve as the Registrant's Secretary and Treasurer.

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

Introduction

USI has traditionally been engaged in the identification, acquisition and exploration of mining prospects with copper mineralization. However, with the agreement of the officers-directors and other shareholders to transfer control of USI to a new set of officers-directors, it is anticipated that USI will take a new direction. It is anticipated that USI will seek new acquisitions in connection with a new business plan.

Three and Nine Months Ended September 30, 2003

USI did not conduct any business during the third quarter of 2003 that resulted in any revenues. All activities in the first, second and third quarters were devoted to conducting financing activities to obtain working capital.

For the three months ended September 30, 2003, USI incurred general and administrative expenses of $6,980. These expenses were principally professional fees including legal and accounting costs. The total expenses resulted in a loss for the nine months ended September 30, 2003 of $9,391. Funding of these expenses was from working capital. These expenses were principally professional fees including legal and accounting costs.


Liquidity and Capital Requirements

The working capital deficit of USI at September 30, 2003 was ($10,592). The working capital requirements of USI have been funded by the sale of securities and loans from shareholders.

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

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 was made under the supervision and with the participation of the Company's management, including Thomas Skimming, the chief executive officer. Based on that evaluation, Mr. Skimming concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

          None


          (b) Reports on Form 8-K.

          None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    URANIUM STRATEGIES, INC.


Date:  November 18, 2003            /s/  John R. Ayling
                                    ------------------------------------------
                                    John R. Ayling, Chief Executive Officer and
                                    Chief Financial Officer