Form 10KSB
period 2003-12-31
LEISURE DIRECT INC
filed 2004-04-15
CIK 1131089

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended           December 31, 2003
                                    --------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _________________


                    Commission file number      0-50584
                                             ------------

                             LEISURE DIRECT, INC.
                 --------------------------------------------
                (Name of Small Business Issuer in Its Charter)

             Nevada                                  98-033555
  ------------------------------------------------------------------------
  (State or Other Jurisdiction                  (I.R.S. Employer
   of Incorporation or Organization)             Identification No.)

   1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH    46551
  ------------------------------------------------------------------------
  (Address of Principal Executive Offices)                     (Zip Code)

                               (419) 873-1111
               ----------------------------------------------
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

                      Common Stock, $.001 par value
                      -----------------------------
                           (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
     Yes  [X]    No [ ]

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

     The aggregate market value of our common shares held by non-affiliates of the registrant on April 12, 2004 was approximately $0, as there has never been a quoted market for the common shares nor any recent cash transactions.

     As of April 12, 2004, the Issuer had 15,090,073 common shares, $.001 par value, outstanding.

      Transitional Small Business Disclosure Format: Yes [ ]  No [X]




                                  PART I

Item 1.  Description of Business

Forward-Looking Statements
--------------------------

This document contains forward-looking statements, including statements regarding the Company's strategy, plans for growth and anticipated sources of capital and revenue. The Company's actual results may differ dramatically from those anticipated in these forward-looking statements. The differences may be result from one or more of the risk factors described below or from events that we have not foreseen.

     Risk Factors

     * Leisure Direct has very limited financial resources. In order to implement our business plan we will have to raise capital. If we are unsuccessful in raising capital, our business will not grow.

     * Because of its limited operating history, Leisure Direct has little historical financial data on which to base its plans for future operations. Management will have to budget capital investment and expenses based, in large part, on its expectation of future revenues.
If those expectations are not met, Leisure Direct may exhaust its capital resources before it achieves operational stability.

     * The pool and spa industry is highly competitive. We may be unable to compete effectively against well-known, well-capitalized competitors.

     * Only one member of our management team has any experience in the pool and spa industry. Successful implementation of our business plan will require that we recruit individuals who can expand our expertise in the industry. We may not be able to recruit such individuals.

Corporate Strategy
------------------

It is the mission of the Leisure Direct, Inc. ("Leisure Direct" or "LDI") to become the premier, highest quality and most nationally recognized manufacturer and direct marketer of pool, spa (commonly known as "hot tubs") and patio products in the United States. LDI also intends to increase its product line to include a wider range of backyard entertainment products for cross selling opportunities in conjunction with its core products. Leisure Direct will implement its strategy through first building a direct marketing distribution network through consolidation by acquiring existing dealers of competing products and converting each location to direct sales points of Leisure Direct's products. The next step will be to acquire existing manufacturers of other backyard entertainment products and marketing these products through the same distribution channel.

The total pool and spa industry is a multi-billion dollar per year industry. The retail channels in this industry are extremely fragmented with only a few companies having any sort of nationwide presence. This fragmentation of product distribution channels and retail outlets creates the ideal opportunity for funneling and directing consumer demand with a direct marketing approach.

In broad terms, Leisure Direct's strategy is to be a manufacturer and retailer of outdoor, backyard recreational products that will be able to deliver its products directly to its customers nationwide. Leisure Direct intends to expand its product line to include a greater variety of outdoor home entertainment products.

Leisure Direct intends to achieve consolidation by acquiring a selected number of pool and spa dealers and then converting these dealers into Customer Service Centers that market LDI products directly to the consumer. The outcome will be a significant increase in the distribution system for Leisure Direct's products. This strategy will also cause the transformation of Leisure Direct from a manufacturer of leisure products to a manufacturer and direct marketer of these products.

Concurrently, Leisure Direct will utilize a multi-media marketing strategy (print advertising, direct mail, radio and TV, mall kiosks, and the Internet) to stimulate sales of a wide range of outdoor recreational products, and to provide information to dealers and consumers regarding Leisure Direct's products, with the goal of driving consumers to company-owned customer service centers. The result will be a direct marketing manufacturing company that has control of its distribution network, while at the same time is increasing its product offerings to include those of other manufacturers.

Current Business Operations
---------------------------

LDI currently sells above ground pools which it manufactures at its plant in Perrysburg, Ohio. The pools that the Company sells are made of wood and steel. These pools serve the middle price points of the swimming pool market.

The Company's distribution channel currently involves selling its products to retail dealers of pools and spas. These retail dealers then sell the Company's products to the ultimate consumer of the products. During both 2002 and 2003 approximately 25% of our sales were made to Springfield TERRA-FIRMA Properties, Ltd., to whom we have licensed the right to operate as "Olympic Pools."

LDI has many suppliers for the inputs that used in the production of its pools. As such, LDI is not dependent upon any single supplier for its inventory.

The competitors of LDI are very fragmented. There are several national manufacturers of very low-end above-ground swimming pools. However, these manufacturers are not direct competitors because of the price points at which their pools sell. There are no national manufacturers of above ground swimming pools that compete at the same price points as the pools that LDI produces. The manufacturers of above ground swimming pools are mostly local in nature. The prices of the pools produced by the Company are competitive with these producers.

Overall, the Company produces pools that sell in the mid-range price points. Pools at the low end of the price range are typically aluminum or plastic above ground pools, and are priced from a few hundred dollars to several thousand dollars. Pools at the mid-range price points also tend to be above ground. However, these pools tend to be more substantial in nature, and are made of wood and steel, and have decking and fencing attached to the pool. The price points for these types of pools range from $4,000 to $20,000. At the higher end of the market are in ground, i.e. pools in which the entire structure is below ground level. The price points for these pools range begin at $15,000. The most common in ground pools sell fro $20,000 to $30,000.

The sales of swimming pools are a very seasonal business, with most sales taking place between May and August. Generally, small backlogs develop in June and July. However, the Company is still able to deliver its product within 5 to 7 days of taking an order. As the Company grows, it will be able to maintain this delivery model. The pools produced by the Company are modular in nature. Therefore, the Company needs to maintain adequate levels of each modular unit, as opposed to individualized pools.

Personnel
---------
LDI had one full time employee as of December 31, 2003, the Chief Operations Officer, Ernie Stevens. Two of LDI's principal's, John R. Ayling, President, and Michael D. Slates, Chief Financial Officer, spent a material amount of time working on behalf of the Company during the year. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our business plan. Because of the seasonal nature of the pool business, the Company can meet its current operating needs with seasonal labor. In the coming year, management estimates that it will need 5 to 10 seasonal laborers. As the Company grows, it will develop a group of full time employees that will be supplemented with seasonal labor.

Item 2.  Description of Property

The Company's executive offices are currently located at 1070 Commerce Drive, Building II, Suite 303, Perrysburg, Ohio 43551. The Company shares a portion of an office complex located at this address with Capital First Corporation, a shareholder of the Company. The Company currently pays no rent for this location.

The Company's manufacturing facility is located at 26812 Eckel Road, Perrysburg, Ohio, 43551. The manufacturing facility is with in sight of the executive offices.

The current capacity in the Perrysburg plant is approximately $25 million, measured on a wholesale basis. This manufacturing capacity is sufficient to handle the Midwest and Eastern Regions.

The plant is currently leased. The Company has the option to purchase this plant for $950,000. The real estate, including building is appraised at $1,100,000. The building is a 25,000 square foot building located on 3.4 acres of land. The building was built in the mid-1980's. The property is located in an industrial park and is zoned for manufacturing use.

The building contains approximately 23,000 square feet of main floor manufacturing space, 2,000 square feet of main floor office space. There is an additional 2,000 square feet of second floor storage space (located above the offices) that is easily convertible into additional office space.

The building is an insulated metal building in good condition. The manufacturing floor is completely open because of the design of the overhead roofing struts. This allows for easy design and redesign of manufacturing work flow.

The current building, parking and storage area under use take up less than two acres. Therefore, there is plenty of vacant land on the property for expansion.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                 PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

     (a)     Market Information

There has never been a public market for the Company's equity securities. The Company's common stock is not quoted on any exchange or over the counter market.

     (b)     Shareholders

On April 12, 2004, there were 27 holders of record of the Company's common stock.

     (c)     Dividends

The Company has not paid cash dividends since inception. The Company intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the board of directors and will depend upon a number of factors, including future earnings, the success of the company's business activities, capital requirements, the general financial condition and future prospects of the company, general business conditions and such other factors as the board of directors may deem relevant.

     (d)     Recent Sales of Unregistered Securities

The Company did not sell any securities during 2003 that were not registered under the Securities Act.

     (e)     Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2003.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Uranium Strategies, Inc.
------------------------

At December 31, 2003 the Company was a shell corporation whose name was "Uranium Strategies, Inc." As such, it had no significant assets and no business operations. On February 2, 2004 Uranium Strategies acquired ownership of Leisure Direct, Inc. It subsequently changed its own corporate name to "Leisure Direct, Inc."

The financial statements of Uranium Strategies, Inc. are included in this report. The financial statements of Leisure Direct, Inc., the entity it acquired in February 2004 are also included, as are pro forma financials showing the historical implications of the acquisition. The discussion which follows concerns the financial statements of the acquired company, Leisure Direct, Inc.

Leisure Direct, Inc.
--------------------

Results of Operations

For the year ended December 31, 2003, LDI had revenues of $340,572 which represented a 31% increase over 2002 revenues of $260,444. The revenue increase was primarily the result of the relatively low sales levels in both years, which permit relatively large percentage changes. Until significant funds are committed to marketing, we do not expect sales to increase in any significant way, but will continue within the range defined by requirements of our established customers.

LDI's gross margin was 24% in 2003, respectively, a slight improvement from the 23.2% realized in 2002. At the same time, LDI incurred general and administrative expenses of $148,308 in 2003, compared to $128,219 in 2002, only a 16% increase. So, as a result of the increased sales, stable margins and the relatively small increase in SG&A expenses, LDI reduced its operating loss by 17% in 2003. LDI also reduced its net loss by 12% to $98,017. Funding of these losses was from working capital and loans from LDI's principal shareholders.

The Company had a loss for tax purposes in 2003 and 2002. The Company did not recognize a deferred tax asset for tax loss carryforwards as the Company can not determine when, if ever, it will be able to use the tax loss carryforwards.


Liquidity and Capital Resources

LDI's operations produced $15,262 in cash during 2003, primarily due to a $27,619 reduction in inventory during the year. Most of the funds generated by operations were used to satisfy loans from shareholders that had been obtained to fund prior operations in prior years.

LDI had a working capital deficit of $639,113 at December 31, 2003. Although nearly half of the debts that produce the deficit are owed to shareholders and are, therefore, friendly, the remainder is primarily owed to the vendors from who we purchase components for our products. Our inability to make timely payments for components makes it difficult for us to obtain preferential pricing.

LDI will require additional capital to remedy its working capital deficit, as well as to implement its business plan. We are currently seeking sources of capital, either from the sale of our securities or incurring of debt. Without additional capital, LDI will have to curtail its operations, and it will not be able to implement its business plan. LDI does not have any arrangements with investment banking firms or institutional lenders, but is relying on the experience of its Chairman to establish relationships with sources of capital.


Item 7.  Financial Statements and Supplementary Data

The financial statements of the Company, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 14 of this Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Current Report on Form 8-K dated November 14, 2003.


                                  PART III

Item 9.  Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the
Company:

    Name               Age                   Position
    ----               ---                   --------

John R. Ayling         60       President and Director (Chairman of the
                                 Board)
Michael D. Slates      43       Chief Financial Officer and Director
Ernie Stevens          55       Vice President of Operations


John R. Ayling - President and Chairman of the Board. John R. Ayling, 60, has been President of the Company since October of 2003. Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg,
Ohio money management firm.   From 1983 to 1988, he served as a Vice
President at Oberweis Securities. From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker. Mr. Ayling is a NASD registered representative and holds Series 7, 24 and 63 licenses. From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division. Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

Ernie Stevens - Vice President and COO. Ernie Stevens, 55, has been COO of the Company since October of 2003. Mr. Stevens has 30 years of senior operations experience in the pool and spa industry. Mr. Stevens served as Vice President and COO of Leisure Direct from 1999 to the merger between Leisure Direct and Olympic Manufacturing Company, LLC. In 1987, Mr. Stevens joined Clark Manufacturing, d/b/a Sundance Spas, as Director of Operations. By the time Mr. Stevens left, Clark Manufacturing had grown from a $5.0 million in sales per year to the U.S.'s second largest spa manufacturer.
From 1979 to 1987, he served as Manufacturing Manager of Printronix, a manufacturer of advanced dot matrix printers. From 1975 to 1979, Mr. Stevens was Plant Manager for Far West, Inc., Leisure Time Products, a custom and recreational vehicle manufacturer. From 1973 to 1975, he was Operations Manager of Imperial Vans, a manufacturer of recreational vehicles.

Michael D. Slates - Vice President and Chief Financial Officer, Director. Michael D. Slates, 43, has been CFO of the Company since October of 2003. Mr. Slates has experience in a wide range of areas including general corporate legal work, finance and banking. Mr. Slates served as Vice President of Finance and Administration for Leisure Direct, Inc., beginning in 2000 up to the merger between Leisure Direct, Inc and Olympic Manufacturing Company, LLC. From 1992 to 2000, he was with Bank One Corporation, and has held positions as Assistant General Counsel, Special Assets Manager and Vice President, Commercial Banking. From 1988 to 1992, he served as an Associate with Holmstrom & Kennedy, a law firm with several offices throughout Northern Illinois. From 1985 to 1988, Mr. Slates served as the Judicial Clerk for the Hon. Richard N. DeGunther, Federal Bankruptcy Judge for the Northern District of Illinois. Mr. Slates has an MBA and J.D., Cum Laude, from Northern Illinois University, DeKalb, and a BA in Political Science from Millikin University, Decatur, Illinois. Mr. Slates has also earned his CFA charter from the Association of Investment Management and Research.


     AUDIT COMMITTEE

The Board of Directors has not appointed an Audit Committee of the Board. The Board of Directors has determined that Michael Slates is qualified to serve as an "audit committee financial expert", as defined in the Regulations of the Securities and Exchange Commission, by reason of his work and educational experience. Mr. Slates is not an "independent director", as defined in the Regulations of the Securities and Exchange Commission.

     CODE OF ETHICS

The Company has not adopted a written code of ethics applicable to executive officers. The Board of Directors has determined that a code of ethics is not needed at this time due to the relatively small number of members of management.

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required during 2003 by
Section 16(a) of the Exchange Act.


Item 10.  Executive Compensation

In 2003, only Ernie Stevens received any cash compensation from the Company. Mr. Stevens' base salary is $72,500. Beginning in 2004, the Company has agreed to pay Mr. Ayling a salary of $36,000 per year, and Mr. Slates a salary of $28,000 per year.

This table itemizes the compensation we paid to John Ayling, who served as our Chief Executive Officer during 2003. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2003 exceeded $100,000.

Compensation

                        Year    Salary  Stock Grant
                        ---------------------------
John Ayling.......	2003	$  0	     0
                        2002       0         0
                        2001       0         0

Stock Option Awards

No officer or director has received compensation in the form of securities or other benefits in 2003.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities.


                                    Amount and
                                    Nature of
Name and Address                    Beneficial        Percentage
of Beneficial Owner(1)              Ownership(2)      of Class
-----------------------------------------------------------------------
John R. Ayling                     10,875,000(3)         70.9%

Michael D. Slates                   1,059,500(4)          6.9%

Ernie Stevens                         150,000             1.0%

All Officers and Directors
 As a Group (3 persons)            12,084,500(3)         79.6%

Capital First Corporation, LLC      9,741,563            63.5%

Olympic Pools, Inc.                 1,133,437             7.4%

____________________________________

(1) The address of each shareholder is c/o Leisure Direct, Inc., 1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH 43551
(2)  All shares are owned of record unless otherwise indicated.
(3) The shares beneficially owned by Mr. Ayling include 9,741,563 shares owned by Capital First Corporation, LLC, and 1,133,437 shares owned by Olympic Pools, Inc., both of which are owned and managed by Mr. Ayling.
(4) Includes 82,500 shares which Mr. Slates may acquire upon exercise of warrants attached to a promissory note issued to him by LDI-Delaware.



     Equity Compensation Plan Information                          Number of
                                                                   securities
                                                                   remaining
                                                    Weighted       available
                                 Number of          average        for
                                 securities to be   exercise       future
                                 issued upon        price of       issuance
                                 exercise of        outstanding    under
                                 outstanding        options,       equity
                                 options, warrants  warrants and   compensation
                                 and rights         rights         plans
                                 ----------------------------------------------
Equity compensation plans            0                 N.A.           0
 approved by security
 holders

Equity compensation plans not
 approved by security
 holders                             0                 N.A.           0
                                 --------------------------------------------
                Total                0                 N.A.           0
                                 ============================================


Item 12.  Certain Relationships and Related Transactions

During 2002 and 2003, the Company paid expenses of Olympic Pools, Inc.
(OPI) and Preferred Concrete Placement, Inc. (PCPI). OPI is a shareholder of the Company. PCPI is wholly owned by John Ayling, President and Chairman of the Company. The Company is indebted to both companies for loans made to the Company. The Company paid certain attorney fees of OPI and PCPI, certain vendors of OPI, and payments made to remove certain chemical barrels from the Company's plant that were attributable to OPI's activities. Payments totaling $39,410 and $15,395 respectively were made by issuance of shares valued at $39,775 and payment of $15,030 in cash.
The Company reduced the indebtedness to OPI and PCPI in identical amounts.

During 2003, the Company paid related party debt via issuance of common stock. Certain of the debt reduced referenced in the previous paragraph was done so through the issuance of the common stock of the Company. The company issued 60,073 shares of stock to the law firm of Barkan & Robon, representing $39,775 of legal fees. The fees were incurred by PCPI, in the amount of $15,395, with the balance incurred by OPI. The matters handled by the law firm included collection of accounts owed PCPI, and litigation matters involving OPI. The Company was not a party to, or affected by, any of the matters handled by the law firm.

During 2003, the Company issued demand notes, in the amount of $60,456, payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. Mr. Ayling is the sole shareholder of DABE, Inc.

At December 31, 2003:

      The Company held a demand note receivable for $10,000 from Michael D. Slates with interest accruing at a rate of 10% per annum, computed on a 360-day basis, and had issued demand notes payable with interest accruing at a rate of 10% per annum, computed on a 360-day basis payable as follows:

Holder                                        Amount
-------------------------------------------------------
Delaware Charter FBO Michael D. Slates       $  27,000
Michael D. Slates and Lisa C. Slates as
 Trustees of the Slates Trust dated 3/29/00  $  15,500
Michael D. Slates                            $   2,500


Michael D. Slates is a shareholder, officer and director of the Company and is also the holder of a promissory note for $11,000 with warrant attached, with an original maturity date of August 9, 2001, subsequently extended through August 9, 2004, with interest accruing at 12% per annum. The warrant is exercisable at the option of the creditor, with 82,500 total shares potentially exercisable at December 31, 2003 at the exercise price of 13 and 1/3 cents per share through the extended due date of the note.

As of December 31, 2003, the Company has made advances totaling $7,000 to Ernie Stevens, an officer of the Company.

On January 1, 2004, Leisure Direct and Capital First Corporation, LLC, entered into a Financial Business Development & Investment Banking Advisory Services Agreement, whereby Capital First, and its principals, John R. Ayling and Michael D. Slates, would provide certain management and development services for the Company. This transaction took place prior to the merger between Leisure Direct, Inc., and Olympic Manufacturing Company, LLC. Capital First. John Ayling and Michael Slates agreed to provide business development and investment banking advisory services to the Company for one year. Under the agreement, Capital First may earn success fees contingent upon the Company's securing of equity or other financing. Mr. Ayling and Mr. Slates ("Individual Consultants") will receive compensation of $36,000 and $28,000, respectively, for the services to be provided to the Company. The Individual Consultants may also elect to receive their compensation via common stock at a rate of four shares of stock for each dollar of compensation.

On January 15, 2004, the Board of Directors of Leisure Direct approved the conversion of demand notes payable, equal to $17,000, to Michael Slates into 127,500 shares of the Company's common stock. This transaction took place prior to the merger between Leisure Direct, Inc., and Olympic Manufacturing Company, LLC.

On February 1, 2004, Leisure Direct purchased property and equipment from Olympic Pools, Inc. ("OPI") for $205,000. OPI is owned and managed by John Ayling. The consideration for the property and equipment was settled via payment by the Company of $205,000 on behalf of OPI in settlement of OPI litigation. The purchase price paid for the equipment represents the fair market value of the equipment purchased. The funds were provided by John
R. Ayling, to whom the Company issued a promissory note for $205,000. The note issued to Mr. Ayling is payable on demand, and carries an interest rate of 10% of the unpaid balance. This transaction took place prior to the merger between Leisure Direct, Inc., and Olympic Manufacturing Company, LLC.


                                  PART IV

Item 13.  Exhibit List and Reports on Form 8-K

     (a)  Financial Statements

          Uranium Strategies, Inc.

          Independent Auditors' Report
          Balance Sheet
          Statements of Operations
          Statements of Changes in Stockholders' Equity
          Statements of Cash Flows
          Notes to the Financial Statements

          Leisure Direct, Inc.

          Independent Auditors' Report
          Balance Sheet
          Statements of Operations
          Statements of Changes in Stockholders' Equity
          Statements of Cash Flows
          Notes to the Financial Statements

          Pro-Forma Combined Financial Statements

          Pro-Forma Balance Sheet
          Pro-Forma Statement of Operations
          Notes to Pro-Forma Combined Financial Statements


     (b)  Exhibits
                                   Incorporated By
Exhibit                            Reference from        No. in
Number    Description              Document              Document
----------------------------------------------------------------------
3.1    Certificate of Incorporation       A                3.1
3.2    Bylaws                             A                3.2
4.1    Form of Common Stock Certificate   A                4.1
31     Rule 13a-14(a) Certification
32     Rule 13a-14(b) Certification

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

     (c)  Reports on Form 8-K.

          Form 8-K dated October 30, 2003. Disclosure required by Item 1, Change of Control of the Registrant.

          Form 8-K dated December 22, 2003. Disclosure required by Item 4, Change in the Certifying Accountants of the Registrant.

          Form 8-K/A dated February 2, 2004. Amendment to Item 4, Change in the Certifying Accounts of the Registrant, filing letter of dismissed accountants previously reported on December 22, 2003.


Item 14.  Principal Accountant Fees and Services

     Audit Fees

     Rosenberg Rich Baker Berman & Co. billed $13,500.00 to the Company for professional services rendered for the audit of our 2003 financial statements and review of the financial statements included in our 3rd quarter 10-QSB.

     Audit-Related Fees

     Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2003 for assurance and related services that are reasonably related to the performance of the 2003 audit or review of the quarterly financial statements.

     Tax Fees

     Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2003 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2003 for services not described above.

     It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.





INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Uranium Strategies, Inc.
Perrysburg, Ohio


We have audited the accompanying balance sheet of Uranium Strategies, Inc. (development stage company) at December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and December 31, 2002 and the period March 5, 1998 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Strategies, Inc. at December 31, 2003, and the results of operations and cash flows for the years ended December 31, 2003 and 2002 and the period March 5, 1998 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                            /s/ Rosenberg Rich Baker Berman and Company
                            -------------------------------------------
Bridgewater, New Jersey
March 12, 2004



                          Uranium Strategies, Inc.
                        (A Development Stage Company)
                                Balance Sheet
                              December 31, 2003




		Assets
Current Assets
 Cash                                 $        -
                                        --------
 Total Assets                                  -
                                        ========



		Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable - related parties       10,740
 Accounts payable                          8,898
                                        --------
 Total Liabilities                        19,638
                                        --------

Stockholders' Deficiency
 Common stock
  20,000,000 shares authorized,
  at $0.001 par value; 5,265,000
  shares issued and outstanding            5,265
 Capital in excess of par value          115,029
 Deficit accumulated during the
  development stage                     (139,932)
                                         -------
 Total Stockholders' Deficiency          (19,638)
                                         -------
 Total Liabilities and Stockholders'
   Deficiency                          $       -
                                         =======



                        Uranium Strategies, Inc.
                     (A Development Stage Company)
                        Statements of Operations
             For the Years Ended December 31, 2003 and 2002
                      and the Period March 5, 1998
                (Date of Inception) to December 31, 2003


                                                             March 5,
                                                             1998 to
                                    December     December    December
                                    31, 2003     31, 2002    31, 2003
------------------------------------------------------------------------
Revenues                          $        -    $       -    $       -

Expenses
 Administrative                       18,437       33,829      138,232
 Exploration                               -            -        9,700
                                    ----------------------------------
                                      18,437       33,829      147,932

Net Loss Before Other Income         (18,437)     (33,829)    (147,932)
Net gain from sale of securities           -            -        8,000
                                    ----------------------------------
Net Loss                             (18,437)     (33,829)    (139,932)
                                    ==================================

Net Loss Per Common Share:
 Basic                                     -        (0.01)
 Weighted Average Outstanding Shares =======      =======

  Basic (stated in 1,000's)            5,265        5,265
                                     =======      =======


                           Uranium Strategies, Inc.
                        (A Development Stage Company)
                 Statement of Changes in Stockholder's Equity
                       For the Period March 5, 1998
                  (Date of Inception) to December 31, 2003



                             Common Stock        Capital in
                          -----------------      Excess of   Accumulated
                          Shares     Amount      Par Value   Deficit
--------------------------------------------------------------------------
Balance at March 5, 1998       -    $      -     $      -    $      -

Issuance of post split
 common stock for
 securities at $.0023
 - August 26, 1998       866,667         867        1,133           -

Contributions to
 capital expenses -
 related parties               -           -        1,000           -

Net operating loss for
 the period March 5,
 1998 to December
 31, 1998                      -           -            -      (1,000)
                        ---------------------------------------------
Balance at December
 31, 1998                866,667         867        2,133      (1,000)

Contributions to
 capital expenses -
 related parties               -           -        1,200           -

Net operating loss
 for the year ended
 December 31, 1999             -           -            -      (1,200)
                        ---------------------------------------------
Balance at December
 31, 1999                866,667         867        3,333      (2,200)

Issuance of common
 stock for services
 at $.05 - September
 30, 2000                100,000         100        4,900           -

Issuance of common
 stock for cash and
 services at $.037 -
 October 2, 2000       1,533,333       1,533            -           -

 Cash                          -           -       15,991           -
 Services - related
  parties                      -           -       38,570           -

Issuance of common
 stock for services
 at $.05 - October
 30, 2000                 10,000          10          490           -

Contributions to
 capital expenses -
 related parties               -           -        1,200           -

Net operating loss
 for year ended
 December 31, 2000             -           -            -     (55,840)
                      -----------------------------------------------
Balance at December
 31, 2000              2,510,000       2,510       64,484     (58,040)

Contributions to
 capital expenses -
 related parties               -           -        1,200           -

Net operating loss
 for year ended
 December 31, 2001             -           -            -     (29,626)
                       ----------------------------------------------
Balance at December
 31, 2001              2,510,000       2,510       65,684     (87,666)

Retroactive treatment
 of 1.5 for 1 stock
 dividend              1,755,000       1,755       (1,755)          -

Issuance of common
 stock for cash at
 $.05 - February 11,
 2002                  1,000,000       1,000       49,000           -

Contributions to
 capital expenses -
 related parties               -           -        1,200           -

Net operating loss for
 year ended December
 31, 2002                      -           -            -     (33,829)
                      -----------------------------------------------
Balance at December
 31, 2002              5,265,000       5,265      114,129    (121,495)

Contributions to
 capital expenses -
 related parties               -           -          900           -

Net operating loss
 for year ended
 December 31, 2003             -           -            -     (18,437)
                      -----------------------------------------------
Balance at December
 31, 2003              5,265,000     $ 5,265    $ 115,029  $ (139,932)
                      ===============================================


                          Uranium Strategies, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                For the Years Ended December 31, 2003 and 2002
                        and the Period March 5, 1998
                  (Date of Inception) to December 31, 2003


                                                               March 5,
                                                               1998 to
                                      December     December    December
                                      31, 2003     31, 2002    31, 2003
                                    --------------------------------------

Cash Flows From Operating Activities
 Net Loss                            $  (18,437)   $  (33,829)  $ (139,932)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Contributions to capital - expenses       900         1,200        6,700
  Issuance of capital stock for expenses      -             -       46,507
  Increase (decrease) in accounts
   payable                               (7,265)        6,309       19,638
                                       -----------------------------------
  Net Cash Used in Operating Activities (24,802)      (26,320)     (67,087)
                                       -----------------------------------
Cash Flows From Investing Activities
 Proceeds from issuance of common
  shares                                      -        50,000       67,087
                                       -----------------------------------
 Net Cash Provided by Investing
  Activities                                  -        50,000       67,087
                                       -----------------------------------

Net Increase (Decrease) in Cash         (24,802)       23,680            -

Cash at Beginning of Period              24,802         1,122            -
                                       -----------------------------------
Cash at End of Period                 $       -      $ 24,802     $      -
                                       ===================================



SUPPLEMENTAL DISCLOSURE OF NON -
 CASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of 866,667 common shares for
  securities - 1998                   $       -      $      -     $  2,000
 Issuance of 110,000 common shares
  for services - 2000                 $       -      $      -     $ 44,507
 Contributions of capital in payment
  of expenses - 1998 through 2003     $     900      $  1,200     $  6,700






                           Uranium Strategies, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements

1. NATURE OF ORGANIZATION

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Fair Value of Financial Instruments

The fair values of accounts payable and other short-term obligations approximate their carrying values because of the short-term maturity of these financial instruments. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available to the Company at balance sheet dates are used to estimate the fair value of existing debt.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of assuming the exercise of any common share rights would be anti-dilutive at December 31, 2003 and 2002, therefore only the basic per share amounts are presented in the accompanying financial statements. On January 15, 2004, the Company's board of directors approved a stock dividend of 1.5 shares for each share owned by owners of record on January 29, 2004. The computation of basic loss per share has been retroactively adjusted for the years ending December 31, 2003 and 2002 to reflect this change in capital structure.




                          Uranium Strategies, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Business and Credit Risk

The Company does not have any concentration or related financial credit risks at December 31, 2003.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                               Year Ended December 31,
                                                  2003        2002
                                              -------------------------
Tax provision/(benefit) at the U. S. Federal
  Statutory rate                                  (30)%       (30)%
  Valuation allowance                              30 %        30 %
                                                -----       -----
  Effective tax rates                               - %         - %
                                                =====       =====

Those amounts have been presented in the Company's financial statements as follows:


                                              December 31, 2003
                                            ---------------------
        Deferred tax asset, noncurrent          $  41,980

	Total valuation allowance recognized
         for deferred taxes                       (41,980)
                                                 --------
        Net deferred tax asset                  $	-
                                                 ========

The valuation allowance increased by $5,531 for the year ended December
31, 2003.




                           Uranium Strategies, Inc.
                         (A Development Stage Company)
                      Notes to the Financial Statements

3.  INCOME TAXES (continued)

The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss carryforwards before they expire.

The Company has available net operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:


                                                   Federal       State
        Available Through                        ----------------------

                           2019                 $    2,200    $   2,200
                           2020                     55,840       55,840
                           2021                     29,626       29,626
                           2022                     33,829       33,829
                           2023                     18,437       18,437
                                                  --------     --------
                           Total                $  139,932    $	139,932
                                                  ========     ========

4. RELATED PARTY TRANSACTIONS

Through December 31, 2003, officers-directors and their families had acquired 31% of the outstanding common stock and made contributions to capital by payment of expenses of $6,700.

A consulting fee of $21,357, which was accrued for services rendered by the president of the Company during 2002, was paid in January 2003.

Accounts payable - related parties at December 31, 2003 consists of advances made by shareholders during 2003 on behalf of the Company in payment of expenses of the Company, totaling $10,740.

5. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company does not have the working capital necessary for planned operations, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management's plans involve additional equity funding, which management believes will be facilitated through the merger with an operating company subsequent to year-end (see Note 6). In addition to the potential for equity financing, management believes the continuing operations of the newly acquired company (see Note 6) will provide sufficient cash flow and profitable operations. Management is also negotiating sale-leaseback transactions through its new subsidiary (see Note 6), utilizing equipment owned by the newly acquired company. Based upon these plans by management, any doubt about the Company's ability to continue as a going concern has been alleviated for a reasonable period of time.



                           Uranium Strategies, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements

6.  SUBSEQUENT EVENTS

On January 15, 2004, the Company, through a newly formed, wholly-owned subsidiary, Olympic Manufacturing Company, LLC ("OMC"), entered into an agreement to merge with Leisure Direct, Inc. ("LDI"), a Delaware corporation. The closing of the merger took place on February 2, 2004, whereby OMC became the surviving entity, and the name of the Company was changed to Leisure Direct, Inc. For accounting purposes, the transaction will be treated as a reverse acquisition and recapitalization of OMC, as LDI is the accounting acquirer. Pursuant to the merger, each outstanding share of the LDI was converted into the right to receive one share of common stock of the Company. These shares represent 41.85% of the outstanding common stock of the Company at the closing of the merger. Holders of options to purchase LDI stock prior to the merger received an equal number of options to purchase shares of the Company's common stock at the same purchase price.

Following is a condensed balance sheet as of the acquisition date disclosing the estimated amounts assigned to each major asset and liability caption of the acquired company:


        Assets

     Cash                           $	1,500
     Accrued interest receivable        4,150
     Other receivables                 17,182
     Inventory                         25,000
     Deposit                           50,000
     Goodwill                         250,000
     Other Assets                       1,418
                                     --------
     Total Assets                     349,250
                                     --------

        Liabilities and Stockholders'

     Equity
     Accounts payable and accrued
      expenses                        300,000
     Accrued interest payable          72,000
     Notes payable                    235,000
     Shareholder loans                 40,000
     Other liabilities                 24,650
                                     --------
     Total Liabilities              $ 671,650
                                     --------

     Common Stock                      71,775
     Additional paid-in capital       692,500
     Accumulated Deficit           (1,051,675)
     Treasury Stock                   (35,000)
                                    ---------
     Total Liabilities and
      Stockholders Equity           $ 349,250
                                     ========



Also on January 15, 2004, the Company's board of directors approved a stock dividend of 1.5 shares for each share owned by owners of record at January 29, 2004. This change in capital structure has been given retroactive treatment in the accompanying financial statements.







Independent Auditors' Report


To the Board of Directors and Stockholders of Leisure Direct, Inc.



We have audited the accompanying balance sheet of Leisure Direct, Inc. as of December 31, 2003 and the statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leisure Direct, Inc. as of December 31, 2003 and the results of its operations, changes in shareholder's equity and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

                            /s/ Rosenberg Rich Baker Berman & Company
                            -----------------------------------------
Bridgewater, New Jersey
March 12, 2004



                             Leisure Direct, Inc.
                                Balance Sheet
                              December 31, 2003

    Assets

Current Assets
 Cash and equivalents                         $    1,556
 Accounts receivable, net of allowance
  for doubtful accounts of $7,321                      -
 Employee receivables                              7,182
 Demand note receivable - related party           10,000
 Accrued interest receivable - related
  party note                                       4,055
 Inventory                                        24,691
 Other current assets                              1,418
                                                --------
 Total Current Assets                             48,902
                                                --------
Property and equipment, net of accumulated
 depreciation of $ 11,022                          2,724

Other Assets
 Deposit                                          50,000
 Goodwill                                        250,000
                                                --------
 Total Other Assets                              300,000
                                                --------
 Total Assets                                    351,626
                                                ========

    Liabilities and Stockholder's Equity

Current Liabilities
 Accounts payable and accrued expenses           302,262
 Accrued interest payable                          6,806
 Accrued interest payable - related parties       64,050
 Demand notes payable - related parties          208,162
 Promissory notes payable                         31,000
 Promissory notes payable - related parties       11,000
 Royalties payable                                24,652
 Loans payable - shareholders                     40,083
                                                --------
 Total Current Liabilities                       688,015
                                                --------

Commitments and Contingencies                          -

Stockholders' Equity (Impairment)
 Common stock, par value $0.01;
  20,000,000 shares authorized;
  7,050,073 shares issued and 6,187,573
  shares outstanding                              70,501
 Additional paid in capital                      676,775
 Accumulated deficit                          (1,048,665)
 Treasury stock, 862,500 shares at cost          (35,000)
                                               ---------
 Total Stockholders' Equity (Impairment)       	(336,389)
                                               ---------
 Total Liabilities and Stockholders' Equity   $  351,626
                                               =========


                             Leisure Direct, Inc.
                           Statements of Operations



                                               Years Ended December 31,
                                               2003              2002
                                           -------------------------------

Net Sales                                  $  340,572          $   260,444

Cost of Sales
 Cost of Goods Sold                           219,762              163,894
 Manufacturing Overhead                        39,233               36,023
                                             --------             --------
 Total Cost of Sales                          258,995              199,917
                                             --------             --------

Gross Profit                                   81,577               60,527
                                             --------             --------

Selling, General & Administrative Expenses    148,308              128,219
Goodwill impairment                                 -               21,500
Provision for (recovery from) doubtful
 accounts                                       7,078                 (143)
                                             --------             --------
Operating Loss                                (73,809)             (89,049)
                                             --------             --------
Other Income (Expense)
 Interest income                                1,014                1,014
 Interest expense                             (25,222)             (23,697)
                                             --------             --------
 Total Other Income (Expense)                 (24,208)             (22,683)
                                             --------             --------
Net Loss                                   $  (98,017)         $  (111,732)
                                             ========             ========


Loss per share, basic and diluted          $    (0.01)         $     (0.02)
                                             ========             ========

Weighted Average Common Shares Outstanding  6,993,288            6,900,000
                                            =========            =========


                             Leisure Direct, Inc.
                 Statements of Changes in Stockholders' Equity
                    Years Ended December 31, 2003 and 2002



                     Common Stock       Additional  Retained   Treasury Stock   Total
                  ------------------    Paid-in     Earnings/  --------------   Stockholders'
                  Shares      Amount    Capital     (Deficit)  Shares  Amount   Equity
---------------------------------------------------------------------------------------------
Balance -
 January 1, 2002   6,900,000  $  69,000  $ 616,000  $ (838,916)       -  $     -   $  263,785

Net loss                   -          -          -    (111,732)       -        -     (111,732)

                   --------------------------------------------------------------------------
Balance -
 December 31, 2002 6,900,000  $  69,000  $ 616,000  $ (950,648)       -  $     -   $ (265,648)

Shares issued in
 payment of
 related party
 debt                 60,073        601     39,175           -        -        -       39,776

Shares issued for
 cash                 90,000        900     21,600           -        -        -       22,500

Shares repurchased  (862,500)         -          -           -  862,500  (35,000)     (35,000)

Net loss                   -          -          -     (98,017)       -        -      (98,017)
                   --------------------------------------------------------------------------
Balance -
 December 31, 2003 6,187,573   $ 70,501  $ 676,775 $(1,048,665) 862,500 $(35,000)  $ (336,389)
                   ==========================================================================



                             Leisure Direct, Inc.
                           Statements of Cash Flows

                                               Year Ended December 31,
                                                2003            2002
                                              -------------------------
Cash Flows From Operating Activities
 Net Loss                                     $ (98,017)    $ (111,732)
 Adjustments to Reconcile Net Loss to
  Net Cash Provided (Used) by
  Operating Activities:
  Impairment of goodwill                              -         21,500
  Impairment of inventory                         3,231          1,469
  Impairment of property                          2,000              -
  Depreciation and amortization                   3,149          3,149
  Bad debt expense (recovery)                     7,078           (143)

 (Increase) Decrease in Assets
  Accounts receivable                            (6,958)           963
  Accrued interest receivable - related
   party notes                                   (1,014)        (1,013)
  Inventory                                      27,619         (7,901)
  Other current assets                              978            317
 Increase in Liabilities
  Accounts payable and accrued expenses          51,974        	37,959
  Accrued interest payable                        4,129          2,555
  Accrued interest payable - related parties     21,093        	21,142
                                               --------        -------
 Net Cash Provided (Used) by Operating
  Activities                                     15,262        (31,735)
                                               --------        -------
Cash Flows From Financing Activities
 Proceeds from related party notes               60,456         53,600
 Repayment of related party notes               (57,500)       (20,000)
 Net repayment of shareholder loans             (15,029)        (7,387)
 Cash paid to repurchase common shares          (25,000)             -
 Proceeds from sale of common shares             22,500              -
                                               --------        -------
 Net Cash (Used) Provided by Financing
  Activities                                    (14,573) 	26,213
                                               --------        -------
Net Increase (Decrease) in Cash and Equivalents     689 	(5,522)

Cash and Equivalents at Beginning of Year           867          6,389
                                               --------        -------
Cash and Equivalents at End of Year          $    1,556      $     867
                                               ========        =======




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2003, the Company issued 60,073 shares of common stock in settlement of shareholder debt of $39,776.

During 2003, the Company issued a $10,000 promissory note payable for the repurchase of shares of stock.



                             Leisure Direct, Inc.
                       Notes to the Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Leisure Direct, Inc. (the Company), formerly known as ePoolSpas.com, Inc., was formed on January 1, 2000. The formation was effected by the issuance of 1,750,000 shares of the Company's common stock for the intangible assets of the former operating companies, Olympic Pools, Inc. (OPI) and Preferred Concrete Placement, Inc (PCPI). The Company, located in Perrysburg, Ohio, was incorporated on January 1, 2000 and currently operates under the trade name Olympic Manufacturing Company. The Company manufactures and assembles components of above ground pools and sells wholesale to its customers, which are primarily dealers and other retailers. The Company's sales are currently concentrated in the Midwest region of the United States.

Fair Value of Financial Instruments

The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short-term maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available to the Company at balance sheet dates are used to estimate the fair value of existing debt.

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market using the average cost method. Market value for raw materials is defined as replacement cost and for work-in-progress and finished products as net realizable value.

Property & Equipment

Property and equipment are carried at cost. Depreciation is provided for financial reporting purposes on a straight-line basis over the estimated useful lives of the assets: 5 years for machinery and equipment. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Goodwill and Intangible Assets

Goodwill resulted from the initial issuance of the Company's common stock to OPI and PCPI. The goodwill attributable to this transaction of $465,000 was being amortized on a straight-line basis over 20 years through the year ended December 31, 2001. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company ceased amortizing this goodwill in 2002 and has instead measured the intrinsic fair value of the reporting unit to which the goodwill relates to test for impairment. For the years ended December 31, 2003 and 2002, $0 and 21,500, respectively, in impairment was recognized due to any excess of the carrying value of goodwill over its estimated fair value.



                            Leisure Direct, Inc.
                    Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Shipping and Handling Costs

Shipping and handling costs are charged to operations when incurred and are included in the Cost of Sales caption on the Statement of Operations. Shipping and handling expense was $9,791 and $7,718 for the years ended December 31, 2003 and 2002, respectively.

Revenue Recognition

Sales revenue is recognized when the product is delivered to the customer and the resulting receivable is deemed probable of collection.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $27 and $16 for the years ended December 31, 2003 and 2002, respectively.

Loans and Accounts Receivable

The Company periodically evaluates and establishes allowances for loans and doubtful accounts no less often than on a quarterly basis. In establishing allowances for loans and doubtful accounts, management considers the length of time since the last payment on the loan or account, the creditworthiness of the debtor based upon available information and if the debtor was an insider or employee at the time of the debt, if the debtor still an insider or employee. Management establishes an allowance for each loan or doubtful account to the extent that management determines that the debtor is unable or unwilling to repay the loan or account.

The Company places loans or doubtful accounts on non-accrual status when the loan or doubtful account becomes 90 days past due; or, if the debtor was an insider or employee at the time of the debt, then when the debtor is no longer an insider or employee, when the loan or doubtful account becomes 90 days past due. Upon placement on non-accrual status, any payments received by the Company on the obligation shall be first credited against principal, then against accrued but unpaid interest, and finally against subsequent finance charges to the debtor. An obligation placed on non-accrual status shall not resume to an accrual status. However, subsequent advances to a debtor with a non-accrual loan or account will accrue interest.

Loans and doubtful accounts will be charged off upon the filing of suit by the Company to collect the obligation, upon the determination that filing suit would be economically not in the best interests of the Company, or upon the filing of bankruptcy or receivership of the debtor.

Loans and accounts will be considered past due when payment of principal or interest is more than 30 days past the period called for in the agreement or contract. Past due status shall remain until the payment is made or management enters into an agreement to alter the time for the payment. Payments on loans or accounts shall not be considered past due when there are offsetting obligations between the Company and the debtor.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.


                            Leisure Direct, Inc.
                     Notes to the Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Net Loss Per Share

Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of assuming the exchange of any stock options, warrants and convertible notes would be anti-dilutive at December 31, 2003 and 2002.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have an impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designed after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.




                            Leisure Direct, Inc.
                     Notes to the Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the first quarter ending March 31, 2003. The adoption of FIN 45 did not have an impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

The Company sells to the majority of its customers on terms of cash on delivery or prepaid. The Company, within the first two years of operations, provided credit to selected customers deemed creditworthy.
The Company maintains the current allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

During 2002 and 2003, the Company generated approximately 25% of its total sales through one customer, Springfield TERRA-FIRMA Properties, LTD (d/b/a Olympic Pools), with whom the Company has a license agreement (see "COMMITMENTS AND CONTINGENCIES"). Based upon the existence of this agreement, it is not likely that there will be a loss of this business for which a concentration exists.

INVENTORY

Inventories consist of parts and assemblies and were comprised of the following at December 31, 2003:


                Work-in-process             $   1,308
                Raw materials and supplies     23,383
                                             --------
                                            $  24,691
                                             ========


                           Leisure Direct, Inc.
                    Notes to the Financial Statements


PROPERTY AND EQUIPMENT

Equipment at cost, less accumulated depreciation, consists of the following at December 31, 2003:


             Equipment                        $  13,746
             Less accumulated depreciation    	(11,022)
                                               --------
                Total                         $   2,724
                                               ========

Depreciation expense charged to operations was $3,149 in both 2003 and 2002.

At December 31, 2003, the Company recorded an impairment loss of $2,000 on the above equipment due to assessment of its fair value in comparison to the carrying value (above). The loss has been recognized in the Selling, General & Administrative Expenses caption of the Statement of Operations for 2003.

LOANS PAYABLE - SHAREHOLDERS

Loans from shareholders are unsecured, non-interest bearing and due upon demand. During the year ended December 31, 2003, the Company issued 60,073 shares of common stock in full settlement of certain obligations of the shareholders in the amount of $39,776, thereby reducing the amounts owed to the shareholders by that amount.

PROMISSORY NOTES PAYABLE

The promissory notes payable are notes with warrants attached. The notes accrue interest at a rate of 12% per annum with an original maturity date in August 2001, subsequently extended through August 2004. The warrants are exercisable at the option of the creditors, with 157,500 total shares potentially exercisable at December 31, 2003 at the exercise price of 13 and 1/3 cents per share through the extended due date of the notes.

ROYALTIES PAYABLE

Pursuant to the Asset Purchase Agreements entered into with OPI and PCPI, the Company is obligated to make royalty payments at a rate of 2% of Company revenues attributable to doing business as Olympic Manufacturing Company (due to OPI) and 1% of Company revenues attributable to doing business as Preferred Concrete Placement Company (due to PCPI) for the first two years of operations. At December 31, 2003, the balance of royalties payable is $24,652.

REPURCHASE OF COMMON STOCK

In December 2003, the Company repurchased 862,500 shares of its common stock from shareholders, in exchange for $25,000 in cash and a $10,000 note.

INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                            Year Ended December 31,
                                               2003          2002
                                            ------------------------

Tax provision/(benefit) at the U. S. Federal
  Statutory rate                                34 %           34 %
Valuation allowance                            (34)%          (34)%
                                              ----           ----
Effective tax rates                              - %            - %
                                              ====           ====


                             Leisure Direct, Inc.
                     Notes to the Financial Statements

INCOME TAXES (continued)

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from recognition of net operating loss carryforwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

                                             December 31, 2003
                                             -----------------
        Deferred tax liability, current          $       -

        Deferred tax asset, noncurrent             402,620
        Total valuation allowance recognized
         for deferred taxes                       (402,620)
                                                  --------
        Net deferred tax asset (liability)       $       -
                                                  ========



The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carry forwards before they expire.

The Company has available net operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:


                                          Federal        State
                                         -----------------------
             Available Through
                             2020        $  413,465    $  413,465
                             2021           262,952       262,952
                             2022           121,232       121,232
                             2023           127,017       127,017
                                          ---------     ---------
                             Total       $  924,666    $  924,666
                                          =========     =========

COMMITMENTS AND CONTINGENCIES

During 2001, the Company's insurance policies were each cancelled for non-payment of premiums. These policies for general liability, commercial property and workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss at December 31, 2003 for which a reasonable estimate cannot be made. Management believes its potential liability with regard to product liability is mitigated based on the fact that the Company has had no such claims since inception and that OPI, the predecessor company, had no claims in the 20 years prior to acquisition by the Company.

As of December 31, 2003, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $156,000 for federal payroll taxes and approximately $31,000 for state and local payroll taxes. These past due amounts will continue to accrue interest and/or penalties as long as they remain unpaid.

Through December 31, 2003, the Company was party to a sub-lease agreement with OPI whereby the Company subleased property from OPI pursuant to the same terms and conditions of a month to month lease between OPI and Wilhelm Brettschneider. Under the terms of the agreement, OPI (Lessee) only required rental payments by the Company to the extent that rental payments were required to be paid by OPI to Mr. Brettschneider. The Company made no rental payments under this sub-lease for the years ended December 31, 2003 and 2002, respectively. Subsequent to year-end, a new lease agreement was reached with Mr. Brettschneider (see "SUBSEQUENT EVENTS").



                           Leisure Direct, Inc.
                    Notes to the Financial Statements

COMMITMENTS AND CONTINGENCIES (continued)

On April 14, 2000, the Company entered into a joint venture agreement with Springfield TERRA-FIRMA Properties, LTD. (Springfield). Under the terms of the agreement, the Company grants a license to use the "Olympic" name and trademark and to use the term "Factory Outlet" in signage and advertising, so long as Springfield sells products manufactured by the Company at certain minimum quantities. Both parties may develop their own retail stores, with the Company having the right to invest in a new Springfield store at up to a 49% interest, while Springfield having the right of first refusal to manage a new store opened by the Company for a management fee.

On January 16, 2003, The Company entered into an agreement with Gary L. Brown to provide services to help the Company raise capital through private placement. The Company paid fees of $10,000 through July 2003, and has contingent liability for 2% of funds raised through the private placement offering from sources developed by Gary L. Brown.

At December 31, 2003, the Company was negotiating an agreement to purchase real estate owned by Wilhelm Brettschneider for the purchase price of approximately $1,000,000. An amount of $50,000 has been paid by the Company as a non-refundable earnest money deposit. Subsequent to year-end, Mr. Brettschneider executed an agreement with John Ayling, the majority beneficial shareholder of the Company, whereby Mr. Ayling would have a right of first refusal on the sale of the real estate. Mr. Ayling assigned this right to the Company (see "SUBSEQUENT EVENTS").

On March 29, 2002, the Company entered into a contract to purchase fixtures and equipment from OPI for $225,000, payable in cash at the time of closing. As of December 31, 2003, the performance on this contract was not yet completed, but an agreement was reached subsequent to year-end to purchase the equipment for $205,000 (see "SUBSEQUENT EVENTS").

RELATED PARTY TRANSACTIONS

During 2002 and 2003, the Company paid expenses of OPI and PCPI.

During 2003, the Company paid related party debt via issuance of common stock (see "LOANS PAYABLE - SHAREHOLDERS").

During 2002 and 2003, the Company issued demand notes payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. Mr. Ayling is the sole shareholder of DABE, Inc.

On July 15, 2003, Capital First Management Company, LLC ("Capital First"), a related party, exercised two options to purchase a total of 4,116,563 shares of the Company held by OPI and PCPI. Capital First issued promissory notes to OPI and PCPI as consideration for the respective options. Capital First is wholly owned by Mr. Ayling. He is also the majority shareholder of OPI and sole shareholder of PCPI. As a result of these transactions, Capital First is a majority shareholder of the Company, owning 66.5% of outstanding common shares at December 31, 2003.



                            Leisure Direct, Inc.
                     Notes to the Financial Statements


RELATED PARTY TRANSACTIONS (continued)

At December 31, 2003:

      The Company held a demand note receivable for $10,000 from Michael D. Slates with interest accruing at a rate of 10% per annum, computed on a 360-day basis, and had issued demand notes payable with interest accruing at a rate of 10% per annum, computed on a 360-day basis payable as follows:

Holder                                            Amount
------------------------------------------------------------------
Delaware Charter FBO Michael D. Slates           $    27,000
Michael D. Slates and Lisa C. Slates as
 Trustees of the Slates Trust dated 3/29/00      $    15,500
Michael D. Slates                                $     2,500

Michael D. Slates is a shareholder, officer and director of the Company and is also the holder of a promissory note for $11,000 with warrant attached, with an original maturity date of August 9, 2001, subsequently extended through August 9, 2004, with interest accruing at 12% per annum. The warrant is exercisable at the option of the creditor, with 82,500 total shares potentially exercisable at December 31, 2003 at the exercise price of 13 and 1/3 cents per share through the extended due date of the note.

Kenneth Dippman, owner of an $11,000 promissory note with warrant attached, is no longer an officer of the Company, and therefore this amount has been reclassified out of related party notes payable (see "PROMISSORY NOTES PAYABLE").

The Company has made advances totalling $7,000 to Ernie Stevens, an officer of the Company.

A summary of the transactions with related parties for the years ended December 31, 2003 and 2002 and a summary of balances with related parties at December 31, 2003 follows:


                                                  December 31,
                                                2003         2002
                                              ----------------------
Net expenses paid on behalf of OPI/PCPI       $  15,029    $   7,387
Related party debt paid via issuance of
 common stock                                 $  39,776    $       -
Cash received from related party notes
 payable issuances                            $ (60,456)   $ (33,600)
Repayment on related party notes payable      $  57,500    $       -
Interest expense (net) on related party notes $ (22,661)   $ (21,467)
Employee receivable - officer                 $   7,000
Demand note receivable - shareholder          $  10,000
Accrued interest receivable - shareholder
 note                                         $   4,055
Due to OPI/PCPI                               $	(40,083)
Notes payable - DABE, Inc.                    $(163,162)
Notes payable - shareholders, officers,
 directors                                    $	(56,000)
Accrued interest payable - related party
 notes                                        $	(64,050)





                             Leisure Direct, Inc.
                     Notes to the Financial Statements

SUBSEQUENT EVENTS

On January 1, 2004, the Company entered into a consulting agreement with Capital First, as well as John Ayling and Michael Slates to provide business development and investment banking advisory services to the Company for one year. Under the agreement, Capital First may require a due diligence study for a fee of $10,000 and may earn success fees contingent upon the Company's securing of equity or other financing. Mr. Ayling and Mr. Slates ("Individual Consultants") will receive compensation of $36,000 and $28,000, respectively, for the services to be provided to the Company. The Individual Consultants may also elect to receive their compensation via common stock at a rate of four shares of stock for each dollar of compensation.

On January 15, 2004, the Board of Directors approved the conversion of demand notes payable to Michael Slates totaling $17,000 into 127,500 shares of the Company's common stock.

On January 15, 2004, the Company entered into an agreement to effect a reverse shell merger with Olympic Manufacturing Company, LLC ("OMC"), a Nevada Limited Liability Company and wholly-owned subsidiary of Uranium Strategies, Inc. ("USI"), a Nevada corporation. The closing of the merger took place on February 2, 2004, whereby OMC became the surviving entity, and the name of USI was changed to Leisure Direct, Inc. Pursuant to the merger, each outstanding share of the Company was cancelled and converted in to the right to receive one share of common stock of USI. These shares represent 41.85% of the outstanding common stock of USI at the closing of the merger. Holders of options to purchase Company stock prior to the merger received an equal number of options to purchase shares of USI common stock at the same purchase price.

On February 1, 2004, the Company purchased property and equipment from OPI for $205,000. The consideration was settled via payment by the Company of $205,000 on behalf of OPI in settlement of OPI litigation. The funds were provided by Mr. Ayling, to whom the Company issued a promissory note for $205,000 on February 3, 2004.

On February 1, 2004, Mr. Ayling entered into an operating lease agreement with Mr. Brettschneider on behalf of the Company as tenant of the manufacturing and administrative facilities in Perrysburg, Ohio. Mr. Ayling assigned the lease to the Company. Pursuant to the agreement, minimum lease rentals of $8,000 are due commencing April 1, 2004, and a deposit of $32,000 was paid upon execution of the lease.

On February 3, 2004, Mr. Brettschneider granted the right of first refusal to Mr. Ayling with regard to the potential sale of the real estate which the Company is currently leasing, as per the preceding paragraph. Mr. Ayling assigned this right to the Company. The Company has the option to purchase the real estate for $950,000, $50,000 of which is a non-refundable deposit already paid by the Company. If Mr. Brettschneider receives an offer for the purchase of the real estate, the Company will have 30 days from the time notice is sent by Mr. Brettschneider to match any such offer. The Company is currently negotiating with potential lenders to obtain financing in order to exercise the purchase option on this real estate. If the real estate is sold to another party, the Company would have to relocate, but management believes that it will be able to effect the purchase based on their long-standing relationship with Mr. Brettschneider and the prospects of potential financing.



                             Leisure Direct, Inc.
                       Notes to the Financial Statements

GOING CONCERN ISSUES

As of the year ended December 31, 2003, the Company maintained a significant operating fund deficit and working capital deficiencies. In addition, due to cash flow difficulties, the Company has defaulted on the terms of its three promissory notes with warrants attached with regard to the timely payment of interest and allowed its insurance coverages to lapse due to non-payment of premiums. These conditions indicated that consideration must be given to determining if there is substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time, as continued deficiencies or potential insurance losses could further deplete the Company's working capital requirements. The Company is negotiating a sale/leaseback transaction with regard to the equipment described in the final paragraph of the "COMMITMENTS AND CONTINGENCIES" note, which may provide additional working capital. The Company will continue to obtain debt financing as necessary, primarily through DABE, Inc. and Capital First, LLC, which are related parties. It appears that based on this source of financing, the concerns with regard to adequate working capital for a reasonable period of time are mitigated. With regard to the defaulted promissory notes (two are held by related parties), the terms for payment of principal and accrued interest thereupon were extended until August 9, 2004. The Company has also taken every precaution to protect inventories from potential loss due to involuntary conversion, and therefore believe the risks involved in insurance risk have been mitigated. The Company is also confident that its efforts in raising equity or debt financing will come to fruition in the near future based upon the completion of a reverse merger into a public shell in February 2004 (see "SUBSEQUENT EVENTS"). Based upon these plans by management, any substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time has been alleviated.



                          Uranium Strategies, Inc.
                   Pro-Forma Combined Financial Statements

The Unaudited Pro-Forma Combined Statement of Operations of the Company for the twelve month period ended December 31, 2003 (the "Pro-Forma Statement of Operations") and the Unaudited Pro-Forma Combined Balance Sheet of the Company as of December 31, 2003 (the "Pro-Forma Balance Sheet") and together with the Pro-Forma Statements of Operations (the "Pro-Forma Combined Financial Statements"), have been prepared to illustrate the effect of the merger with Leisure Direct, Inc. ("LDI") on February 2, 2004 as if such transaction took place on January 1, 2003. The Pro-Forma Combined Financial Statements do not purport to be indicative of the results of operations or financial position of the Company that would have actually been obtained had such transactions been completed as of the assumed dates and for the periods presented, or which may be obtained in the future. The Pro-Forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that the Company believes are reasonable. The Pro-Forma Combined Financial Statements should be read in conjunction with the historical financial statements of the Company.




                         Uranium Strategies, Inc.
                         Pro-Forma Balance Sheet
                         As of December 31, 2003



                           Uranium           Leisure
                           Strategies,      Direct,
                           Inc.             Inc.
                           Historical       Historical   Pro-Forma    Pro-forma
                           Data             Data         Adjustments  Balances

-------------------------------------------------------------------------------
	Assets
Current Assets
 Cash and equivalents       $       -     $    1,556     $       -    $   1,556
 Accounts receivable                -              -             -            -
 Employee receivables               -          7,182             -        7,182
 Demand note receivable
 - related party                    -         10,000             -       10,000
 Accrued interest
  receivable - related
  party note                        -          4,055             -        4,055
 Inventory                          -         24,691             -       24,691
 Other Current Assets               -          1,418             -        1,418
                             --------------------------------------------------
 Total Current Assets               -         48,902             -       48,902
                             --------------------------------------------------

Property and equipment              -          2,724             -        2,724

Other Assets
 Deposit                            -         50,000             -       50,000
 Goodwill                           -        250,000             -      250,000
                             --------------------------------------------------
 Total Other Assets                 -        300,000             -      300,000
                             --------------------------------------------------
 Total Assets                       -        351,626             -      351,626
                             ==================================================

        Liabilities and Stockholder's Equity

Current Liabilities
 Accounts payable and accrued
  expenses                      8,898        302,262             -      311,160
 Accrued interest payable           -          8,369             -        8,369
 Accrued interest payable -
  related parties                   -         62,487             -       62,487
 Demand notes payable -
  related parties                   -        208,162             -      208,162
 Promissory notes payable           -         20,000             -       20,000
 Promissory notes
  payable/Accounts Payable -
  related parties              10,740         22,000             -       32,740
 Royalties payable                  -         24,652             -       24,652
 Loans payable - shareholders       -         40,083             -       40,083
                              -------------------------------------------------
 Total Current Liabilities     19,638        688,015             -      707,653
                              -------------------------------------------------
Stockholders' Equity
 (Impairment)
 Common stock                   5,625         70,501       (61,036)A     15,090
 Additional paid in capital   115,029        676,775      (114,256)A    695,985
 Accumulated deficit         (139,992)    (1,048,665)      139,992 A (1,067,102)
 Treasury stock                     -        (35,000)       35,000 A          -
                              -------------------------------------------------
 Total Stockholders' Equity
 (Impairment)                 (19,638)      (336,389)            -     (356,027)
                              -------------------------------------------------
 Total Liabilities and
  Stockholders' Equity      $       -    $   351,626     $       -   $  351,626
                              =================================================



A - See Note 1 to the Pro-Forma Combined Financial Statements


                           Uranium Strategies, Inc.
                      Pro-Forma Statement of Operations
                     For the Year Ended December 31, 2003


                          Uranium       Leisure
                          Strategies,   Direct,
                          Inc.          Inc.
                          Historical    Historical   Pro-Forma    Pro-forma
                          Data          Data         Adjustments  Results
-------------------------------------------------------------------------------
Net Sales               $        -   $   340,572     $      -     $  340,572
                          --------------------------------------------------
Cost of Sales
 Cost of Goods Sold              -       219,762            -        219,762
 Manufacturing Overhead          -        39,233            -         39,233
                          --------------------------------------------------
 Total Cost of Sales             -       258,995            -        258,995
                          --------------------------------------------------

 Gross Profit                    -        81,577            -         81,577

Selling, General &
 Administrative Expenses    18,437       148,308            -        166,745
 Provision for (recovery
  from) doubtful accounts        -         7,078            -          7,078
                          --------------------------------------------------
Operating Loss             (18,437)      (73,809)           -        (92,246)

Other Income (Expense)
 Interest income                 -         1,014            -          1,014
 Interest expense                -       (25,222)           -        (25,222)
 Other                           -             -            -              -
                          --------------------------------------------------
 Total Other Income
  (Expense)                (24,208)            -            -        (24,208)
                          --------------------------------------------------
Net loss                 $ (18,437)  $   (98,017)    $      -     $ (116,454)
                          ==================================================
Loss per share,
 basic and diluted       $       -   $     (0.01)    $      -     $    (0.01)
                          ==================================================

Weighted Average Common
 Shares Outstanding      3,510,000     6,993,288            -     15,090,073
                         ===================================================



                          Uranium Strategies, Inc.
           Notes to the Pro-Forma Combined Financial Statements

Note 1.

On February 2, 2004, pursuant to a merger agreement among the Company, its stockholders, and its subsidiary (the "Subsidiary"), Olympic Manufacturing Company, LLC ("OMC"), the Subsidiary merged with Leisure Direct, Inc. For accounting purposes, this transaction is treated as an acquisition of the Company by LDI and a recapitalization of LDI.

The merger resulted in the issuance of 6,315,073 shares of common stock of the Company in exchange for respective outstanding shares of LDI. The shareholders of LDI own approximately 42% of the issued and outstanding stock of the Company as a result of this transaction. Pursuant to the transaction, holders of LDI common stock options were given the same number of options to purchase the Company's common stock at the same price. Pursuant to the transaction, the name of the Company was changed to Leisure Direct, Inc.

The Pro-Forma Combined Balance Sheet is that of LDI and the Company at December 31, 2003. The Pro-Forma Combined Statement of Operations is that of LDI and the Company for the twelve-month period ended December 31, 2003.





                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LEISURE DIRECT, INC.
                               (Registrant)

Dated: April 14, 2004          By:   /S/ John R. Ayling
                                     --------------------------
                               Name:  John R. Ayling
                               Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                      Title                             Date

/S/ John R. Alying        President, Director               April 14, 2004
-------------------
 John R. Ayling

/S/ Michael D. Slates     Chief Financial Officer, Director April 14, 2004
-----------------------
 Michael D. Slates

                           *     *     *     *     *

                                   EXHIBIT 31
                         RULE 13a-14(a) CERTIFICATIONS

 I, John R. Ayling, certify that:

	1.  I have reviewed this annual report on Form 10-KSB of Leisure
Direct, Inc.;

	2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

	3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuers internal control over financial reporting.

        5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

	a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date:  April 14, 2004               /s/  John R. Ayling
                                    ---------------------------
                                    John R. Ayling, Chief Executive Officer

I, Michael Slates, certify that:

	1.  I have reviewed this annual report on Form 10-KSB of Leisure
Direct, Inc.;

	2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

	3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

        5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

	a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  April 14, 2004               /s/ Michael Slates
                                    ----------------------------
                                    Michael Slates, Chief Financial Officer

                                EXHIBIT 32
                       Rule 13a-14(b) CERTIFICATION

The undersigned officers certify that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Leisure Direct, Inc.

A signed original of this written statement required by Section 906 has been provided to Leisure Direct, Inc. and will be retained by Leisure Direct, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

April 14, 2004                   /s/ John R. Ayling
                                 --------------------------
                                 John R. Ayling
                                 (Chief executive officer)

                                 /s/ Michael Slates
                                 --------------------------
                                 Michael Slates
                                 (Chief financial officer)