Form 10QSB/A
period 2003-09-30
LEISURE DIRECT INC
filed 2004-04-23
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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


AMENDMENT NO. 1
---------------
This amendment is filed to include Exhibits 31 and 32 in the filing.

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

                            URANIUM STRATEGIES, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS

                         Three     Three    Nine      Nine    March 5, 1998
                         Months    Momths   Months    Momths       to
                         September  30,    September  30,     September 30
                         2003       2002    2003      2002        2003
                        -----------------  -----------------  -------------
REVENUES                $      -  $     -  $     -   $     -   $      -
                         ----------------------------------------------
EXPEMSES
 Administrative            6,980    2,133    9,391    10,193    138,886
 Claims                        -        -        -         -      9,700

                         ----------------------------------------------
NET LOSS - before
 other income             (6,980)  (2,133)  (9,391)  (10,193)  (138,886)

Net gain from available
 for-sale securities           -        -        -         -          -

                         ----------------------------------------------
Net Loss before income
 taxes                    (6980)   (2133)    (9391)  (10,193)  (138,886)

Income taxes                  -        -         -         -          -
                         ----------------------------------------------
NET LOSS                $(6,980) $(2,133)  $(9,391) $(10,193) $(138,886)
                         ==============================================
NET LOSS PER COMMON
 SHARE
 Basic                   ($0.00)  ($0.00)   ($0.00)   ($0.00)
                         ===================================
AVERAGE OUTSTANDING
 SHARES - Basic       3,510,000  3,510,000 3,510,000 3,510,000






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

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits Filed.

          31.  Rule 13a-14(a) Certification
          32.  Rule 13a-14(b) Certification

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

                                  EXHIBIT 31

                      Section 13a-14(a) Certification

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 18, 2003                   Name: /s/ Thomas Skimming
      ------------------                  ----------------------------------
                                          Title: Chief Executive Officer and
                                           Chief Financial Officer
                                           through 10/16/03


                                  EXHIBIT 32

                        SECTION 13a-14(b) CERTIFICATION

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 The undersigned officer certifies that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Uranium Strategies, Inc.

A signed original of this written statement required by Section 906 has been provided to Uranium Strategies, Inc. and will be retained by Uranium Strategies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Dated: November 18, 2003              Name: /s/ Thomas Skimming
       ------------------                   ----------------------------
                                      Title: Chief Executive Officer and
                                              Chief Financial Officer
                                              through 10/16/03