Form 10QSB
period 2004-03-31
LEISURE DIRECT INC
filed 2004-05-14
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 000-50584


                              LEISURE DIRECT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                    98-0335555
  -------------------------------------------------------------------------
  (State of Incorporation)                (IRS Employer Identification No.)


             1070 Commerce Drive
            Building II, Suite 303
                Perrysburg, OH                             43551
  -------------------------------------------------------------------------
    (Address of principal executive office)             (Zip Code)

     Registrant's telephone number, including area code:  (419) 873-1111

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]  No [ ]

As of March 31, 2004, 15,090,073 shares of Common Stock were issued and outstanding.




Part 1. Financial Information

                      Leisure Direct, Inc. & Subsidiary
                        f/k/a Uranium Strategies, Inc.
                     Consolidated Condensed Balance Sheet
                               March 31, 2004


     Assets

Current Assets
 Cash and equivalents                      $     9,688
 Accounts receivable, net of allowance
  for doubtful accounts of $7,321                    -
 Other receivables - related party              14,305
 Inventory                                      24,987
 Other current assets                           41,787
                                              --------
 Total Current Assets                           90,767
                                              --------
Property and equipment, net of
 accumulated depreciation of $18,446           200,300

Other Assets
 Deposit                                        50,000
 Goodwill                                      250,000
                                              --------
 Total Other Assets                            300,000
                                              --------
 Total Assets                                  591,067
                                              ========

     Liabilities and Stockholder's Equity

Current Liabilities
 Accounts payable and accrued expenses         317,007
 Accrued interest payable - related parties     73,050
 Demand notes payable - related parties        409,392
 Long term debt, current                         7,000
 Other current liabilities - related parties    64,040
 Other current liabilities                      64,906
                                              --------
     Total Current Liabilities                 935,395
                                             ---------
 Long term debt, net of current portion         65,065

     Total Liabilities                       1,000,460
                                             ---------
Stockholders' Equity (Impairment)
 Preferred stock, par value $0.001;
  10,000,000 shares authorized                       -
 Common stock, par value $0.001
  100,000,000 shares authorized;
  15,090,073 shares issued and outstanding      15,090
 Additional paid in capital                    693,672
 Accumulated deficit                        (1,118,155)
                                             ---------
     Total Stockholders' Equity
      (Impairment)                            (409,393)
                                             ---------
     Total Liabilities and Stockholders'
      Equity                               $   591,067
                                             =========




                      Leisure Direct, Inc. & Subsidiary
                        f/k/a Uranium Strategies, Inc.
             Consolidated Condensed Statements of Operations



                                                 Three Months Ended
                                                      March 31,
                                                 2004          2003
                                              ----------    ----------
Net Sales                                     $     660     $   10,825

Cost of Sales
 Cost of goods sold                                 445          7,235
 Manufacturing overhead                           9,467          4,493
                                               --------       --------
     Total Cost of Sales                          9,912         11,728

 Gross Profit                                    (9,252)          (903)

Selling, General & Administrative Expenses       47,314         35,982
                                               --------       --------
 Operating Loss                                 (56,566)       (36,885)
                                               --------       --------
Other Income (Expense)
 Interest income                                    250            250
 Interest expense                               (13,174)        (6,421)
                                               --------       --------
     Total Other Income (Expense)               (12,924)        (6,171)
                                               --------       --------
Net Loss                                      $ (69,490)    $  (43,056)
                                               ========       ========

Loss per share, basic and diluted             $       -     $        -
                                               ========       ========

Weighted Average Common Shares Outstanding   12,869,388      8,775,000
                                             ==========      =========



                      Leisure Direct, Inc. & Subsidiary
                        f/k/a Uranium Strategies, Inc.
                           Statements of Cash Flows


                                                 Three Months Ended
                                                      March 31,
                                                 2004          2003
                                              ---------     ---------
Cash Flows From Operating Activities
 Net Loss                                     $ (69,490)    $ (43,056)
 Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
  Depreciation and amortization                   7,424           787

  (Increase) Decrease in Assets
    Other receivables - related party              (250)         (250)
    Inventory                                      (296)        2,042
    Other current assets                        (33,187)            -

   Increase in Liabilities
    Accounts payable and accrued expenses         7,188        24,795
    Other current liabilities                       880         1,032
    Other current liabilities - related parties  10,568     	5,375
                                               --------      --------
    Net Cash Used by Operating Activities       (77,163)       (9,275)
                                               --------      --------
Cash Flows From Financing Activities
 Proceeds from related party notes               73,456       	8,756
 Repayment of related party notes               (60,226)            -
 Net repayment of shareholder loans                   -          (348)
 Proceeds from sale/leaseback under capital
  leases                                         72,065             -
                                               --------      --------
    Net Cash Provided by Financing Activities    85,295 	8,408
                                               --------      --------
Net Increase (Decrease) in Cash and Equivalents   8,132          (867)

Cash and Equivalents at Beginning of Period       1,556           867
                                               --------      --------
Cash and Equivalents at End of Period         $   9,688      $      -
                                               ========      ========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company purchased equipment for $205,000, issuing a promissory note to a related party for the underlying debt.

During 2004, the Company issued 127,500 shares of common stock in conversion of $17,000 of related party notes payable.


                      Leisure Direct, Inc. & Subsidiary
                        f/k/a Uranium Strategies, Inc.
                 Notes to Consolidated Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Principles of Consolidation - The consolidated financial statements include the accounts of Leisure Direct, Inc. formerly known as Uranium Strategies, Inc. (the "Company"), and its wholly owned subsidiary, Olympic Manufacturing Company, LLC ("OMC") since February 2, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company, formerly a development stage company, was incorporated under the laws of the State of Nevada on March 5, 1998. The Company was organized for the purpose of acquiring and developing mineral properties. On February 2, 2004, the Company, through OMC, merged with Leisure Direct, Inc., a wholesale manufacturer and distributor of components of aboveground pools located in Perrysburg, Ohio, operating under the trade name Olympic Manufacturing Company. Since February 2, 2004, the Company manufactures and assembles components of above ground pools and sells wholesale to its customers, which are primarily dealers and other retailers. The Company's sales are currently concentrated in the Midwest region of the United States.

BUSINESS COMBINATION

On January 15, 2004, the Company entered into an agreement to effect a reverse shell merger with LDI through OMC, the newly formed, wholly-owned subsidiary of the Company. The closing of the merger took place on February 2, 2004, whereby OMC became the surviving entity, and the name of the Company was changed to Leisure Direct, Inc. The transaction has been treated as a merger and recapitalization of LDI, as LDI is considered the accounting acquirer. Pursuant to the merger, each outstanding share of LDI was cancelled and converted in to the right to receive one share of common stock of the Company. These shares represent 41.85% of the outstanding common stock of the Company at the closing of the merger. Holders of options to purchase LDI stock prior to the merger received an equal number of options to purchase shares of the Company's common stock at the same purchase price.

The results of operations of LDI for the three months ended March 31, 2004 and 2003 are included in the accompanying financial statements. Pro-forma results of operations for the three months ended March 31, 2003 would not c hange from historical results if presented as if the transaction took place at the beginning of the period.

STOCK BASED COMPENSATION

In accordance with SFAS No. 123, "Accounting for Stock Based Compensation", when goods or services are the consideration received for the issuance of equity instruments the Company accounts for these transactions based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

There was no stock based employee compensation for the three month period ending March 31, 2004 and 2003, therefore no additional disclosures are required pursuant to SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure".



                       Leisure Direct, Inc. & Subsidiary
                         f/k/a Uranium Strategies, Inc.
                  Notes to Consolidated Financial Statements

NET LOSS PER SHARE

Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. On January 29, 2004, the Company authorized a stock dividend of
1.5 shares for each share of record on that date. This change in capital structure is given retroactive treatment in the accompanying financial statements. The effect of assuming the exchange of any stock options, warrants and convertible notes would be anti-dilutive at March 31, 2004.

REVENUE SUBJECT TO SEASONAL VARIATIONS

Sales of pools, materials and components to pool dealers typically are more active during the months of April through September, therefore the accompanying interim results may not be indicative of the estimated results for a full fiscal year. For comparative purposes, sales for the three months ending December 31, 2003 were approximately $7,000.

INVENTORY

Inventories consist of materials and components sold to pool dealers by the Company, comprised of the following at March 31, 2004:

                  Work-in process                $  1,308
                  Raw materials and supplies       23,679
                                                   ------
                  Total                          $ 24,987
                                                   ======

PROPERTY AND EQUIPMENT

Equipment at cost, less accumulated depreciation, consists of the following at March 31, 2004:

                  Vehicles                      $  13,746
                  Machinery and equipment         205,000
                  Less accumulated
                  depreciation                    (18,446)
                                                   -------
                  Total                         $ 200,300
                                                  =======


Depreciation expense charged to operations was $5,461 and $787 for the three months ended March 31, 2004 and 2003, respectively.



                     Leisure Direct, Inc. & Subsidiary
                       f/k/a Uranium Strategies, Inc.
                 Notes to Consolidated Financial Statements

LONG TERM DEBT

The Company borrowed $72,623 from a third party during the first quarter of 2004. The loans bear interest at rates between 29.8% and 35.0%, with monthly payments of $2,396 through February 2009.

The maturities of long-term debt are as follows:

Year Ending December 31,
                        2004    $  4,991
                        2005       8,811
                        2006      12,125
                        2007      16,694
                        2008      23,002
                  Thereafter       6,442
                                 -------
                       Total      72,065

     Less current maturities      (7,000)
     Long term debt, net of      -------
      current portion           $ 65,065
                                 =======



OPERATING LEASE

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

The minimum lease rentals are due on a month-to-month basis per the terms of the lease.



                     Leisure Direct, Inc. & Subsidiary
                       f/k/a Uranium Strategies, Inc.
                 Notes to Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES

During 2001, the Company's insurance policies were each cancelled for non-payment of premiums. During the first quarter of 2004, policies for general liability and commercial property were bound, as required under the terms of the capital leases. The policies for workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss at March 31, 2004 for which a reasonable estimate cannot be made.

As of March 31, 2004, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $15,000 for federal payroll taxes and approximately $32,000 for state and local payroll taxes. These past due amounts will continue to accrue interest and/or penalties as long as they remain unpaid.

On January 1, 2004, the Company entered into a consulting agreement with Capital First, as well as John Ayling and Michael Slates to provide business development and investment banking advisory services to the Company. Under the agreement, Capital First may require a due diligence study for a fee of $10,000 and may earn success fees contingent upon the Company's securing of equity or other financing. Mr. Ayling and Mr. Slates ("Individual Consultants") will receive compensation of $36,000 and $28,000, respectively,
for the services to be provided to the Company.   The Individual Consultants
may also elect to receive their compensation via common stock at a rate of four shares of stock for each dollar of compensation.

On February 3, 2004, Mr. Brettschneider granted the right of first refusal to Mr. Ayling with regard to the potential sale of the real estate, which the Company is currently leasing, as per the preceding paragraph. Mr. Ayling assigned this right to the Company. The Company has the option to purchase the real estate for $950,000, $50,000 of which is a non-refundable deposit already paid by the Company. If Mr. Brettschneider receives an offer for the purchase of the real estate, the Company will have 30 days from the time notice is sent by Mr. Brettschneider to match any such offer. The Company is currently negotiating with potential lenders to obtain financing in order to exercise the purchase option on this real estate. If the real estate is sold to another party, the Company would have to relocate, but management believes that it will be able to effect the purchase based on their long standing relationship with Mr. Brettschneider and the prospects of potential financing.

On April 14, 2000, the Company entered into a joint venture agreement with Springfield TERRA FIRMA Properties, LTD. (Springfield). Under the terms of the agreement, the Company grants a license to use the "Olympic" name and trademark and to use the term "Factory Outlet" in signage and advertising, so long as Springfield sells products manufactured by the Company at certain minimum quantities. Both parties may develop their own retail stores, with the Company having the right to invest in a new Springfield store at up to a 49% interest, while Springfield having the right of first refusal to manage a new store opened by the Company for a management fee.


                    Leisure Direct, Inc. & Subsidiary
                      f/k/a Uranium Strategies, Inc.
                Notes to Consolidated Financial Statements

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004 and 2003, the Company issued demand notes payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360 day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. The Company made repayments on notes during these periods, as well. John Ayling is the sole shareholder of DABE, Inc.

On February 1, 2004, the Company purchased property and equipment from Olympic Pools, Inc. ("OPI"), a company of which John Ayling is majority shareholder, for $205,000. The consideration was settled via payment by the Company of $205,000 on behalf of OPI in settlement of OPI litigation. The funds were provided by Mr. Ayling, to whom the Company issued a promissory note for $205,000 on February 3, 2004.

On January 15, 2004, the Board of Directors approved the conversion of certain demand notes payable due to Michael D. Slates totaling $17,000 into 127,500 shares of the Company's common stock. Michael D. Slates is a shareholder, officer and director of the Company, and is also the holder of a promissory note for $11,000 with warrant attached, with an original maturity date of August 9, 2001, subsequently extended through August 9, 2004, with interest accruing at 12% per annum. The warrant is exercisable at the option of the creditor, with 82,500 total shares potentially exercisable at March 31, 2004 at the exercise price of 13 and 1/3 cents per share through the extended due date of the note.

The Company has made advances totaling $7,000 to Ernie Stevens, an officer of the subsidiary.

A summary of the transactions with related parties for the three months ended March 31, 2004 and 2003 and a summary of balances with related parties at March 31, 2004 follows:

                                                       2004           2003
Transactions:                                       ------------------------
 Expenses paid on behalf of OPI/PCPI in cash       $        -      $    348
 Cash received from related party notes payable      (265,500)      (21,046)
 Repayment of related party notes                      60,226             -
 Conversion of related party demand notes              17,000             -
 Interest expense (net) on related party notes          9,000        17,076

Balances:
 Employee receivable - officer                     $    7,000
 Demand note receivable - shareholder              $   10,000
 Accrued interest receivable - shareholder note    $    4,305
 Due to OPI/PCPI                                   $  (40,083)
 Notes payable - DABE, Inc.                        $ (223,662)
 Notes payable - shareholders, officers, directors $ (183,774) Accrued interest payable - related party notes $ (73,050)


Item 2. Management's Discussion and Analysis

When used in this Form 10-QSB and in future filings by Leisure Direct, Inc. (hereinafter "LDI" or Leisure Direct") with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "LDI expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. LDI has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Introduction

It is the mission of the LDI to become the premier, highest quality and most nationally recognized manufacturer and direct marketer of pool, spa (commonly known as "hot tubs") and patio products in the United States. LDI also intends to increase its product line to include a wider range of backyard entertainment products for cross selling opportunities in conjunction with its core products. Leisure Direct will implement its strategy through first building a direct marketing distribution network through consolidation by acquiring existing dealers of competing products and converting each location to direct sales points of Leisure Direct's products. The next step will be to acquire existing manufacturers of other backyard entertainment products and marketing these products through the same distribution channel.

LDI Currently manufactures above ground pools.

Three Months Ended March 31, 2004

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. While LDI was operating during the first three months of 2004, total sales were $660. LDI's Costs of sales were $445. Manufacturing overhead was $9,467, $7,423 of which was depreciation.

For the three months ended March 31, 2004, LDI incurred sales, general and administrative expenses of $41,199, of which $35,749 was for salaries and benefits. Included in that figure is $14,250 representing the fee for the services of John R. Ayling, President and CEO and Michael D. Slates, CFO. The fees to Mr. Ayling and Mr. Slates have been accrued until the operations of the company permit payment, or Mr. Ayling or Mr. Slates determines to take his fee in the form of stock. The remaining SG&A expenses were principally professional fees including legal and accounting costs. The total operating expenses resulted in an operating loss for the three months ended March 31, 2004 of $42,566. Funding of these expenses was from working capital and short term loans from principal shareholders.

LDI incurred other expenses of $13,550 in the three months ended March 31, 2004. The principal component of other expenses was interest expense of $13,174, primarily on loans made to the Company by shareholders. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LDI had working capital, at March 31, 2004, of $90,767. The working capital requirements of LSI have been funded by operations and loans from shareholders. LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.


Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 was made under the supervision and with the participation of the Company's management, including John R. Ayling, the chief executive officer, and Michael Slates, the chief financial officer. Based on that evaluation, Messrs. Ayling and Slates concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


                         Part II - OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

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

            Form 8-K dated February 9, 2004. Item 5, Change in Corporate
            Name and Increase in Authorized Shares and Item 2, Acquisition of Assets.


                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LEISURE DIRECT, INC.


Date:  May 14, 2004                 /s/  John R. Ayling
                                    ----------------------------------------
                                    John R. Ayling, Chief Executive Officer


                                 EXHIBIT 31

                      Section 13a-14(a) Certifications

I, John R. Ayling, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Leisure Direct,
Inc.;

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

Date: May 14, 2004                        Name: /s/ John R. Ayling
      ------------------                  ----------------------------------
                                          Title: Chief Executive Officer


I, Michael Slates, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Leisure Direct,
Inc.;

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

Date: May 14, 2004                        Name: /s/ Michael Slates
      ------------------                  ----------------------------------
                                          Title: Chief Financial Officer




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


Dated: May 14, 2004                         Name: /s/ John R. Ayling
       ------------------                   ----------------------------
                                            Title: Chief Executive Officer


Dated: May 14, 2004                         Name: /s/ Michael Slates
       ------------------                   ----------------------------
                                            Title: Chief Financial Officer