Form 10QSB
period 2004-06-30
LEISURE DIRECT INC
filed 2004-08-16
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-50584


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

As of June 30, 2004, 15,090,073 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

Part 1. Financial Information

                     Leisure Direct, Inc. & Subsidiary
                       f/k/a Uranium Strategies, Inc.
                    Consolidated Condensed Balance Sheet
                               June 30, 2004


         Assets

Current Assets
 Cash and equivalents                             $	1,138
 Accounts receivable, net of allowance
  for doubtful accounts of $7,321                           -
 Other receivables - related parties                   21,740
 Inventory                                             44,093
 Prepaid expenses                                      38,239
 Other current assets                                  53,512
                                                    ---------
 Total Current Assets                                 158,722
                                                    ---------

Property and equipment, net of accumulated
 depreciation of $29,188                              189,558
                                                    ---------
Other Assets
 Deposit                                               50,000
 Goodwill                                             250,000
                                                    ---------
 Total Other Assets                                   300,000
                                                    ---------
 Total Assets                                         648,280
                                                    =========

         Liabilities and Stockholder's Equity

Current Liabilities
 Accounts payable and accrued expenses                380,328
 Accrued interest payable - related parties            82,668
 Demand notes payable - related parties               317,831
 Long term debt, current                               23,769
 Other current liabilities - related parties           64,040
 Other current liabilities                            115,652
                                                    ---------
 Total Current Liabilities                            984,288
                                                    ---------

Long term debt, net of current portion                158,309
                                                    ---------
 Total Liabilities                                  1,142,597

Stockholders' Equity (Impairment)
 Preferred stock, par value $0.001;
  10,000,000 shares authorized                              -
 Common stock, par value $0.001 100,000,000
  shares authorized; 15,090,073 shares
  issued and outstanding                               15,090
 Additional paid in capital                           693,672
 Accumulated deficit                               (1,203,079)
                                                    ---------
 Total Stockholders' Equity (Impairment)             (494,317)
                                                    ---------
 Total Liabilities and Stockholders' Equity       $   648,280
                                                    =========

                      Leisure Direct, Inc. & Subsidiary
                        f/k/a Uranium Strategies, Inc.
               Consolidated Condensed Statements of Operations



                                 Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                               ----------------------   -----------------------
                                  2004        2003          2004        2003
                               ---------- -----------   ----------- -----------
Net Sales                      $  142,413  $  191,884    $  143,073  $  202,709

Cost of Sales
 Cost of goods sold                93,141     126,775        93,586     134,010
 Manufacturing overhead            46,126      34,279        55,593      38,772
                               ----------  ----------    ----------  ----------
 Total Cost of Sales              139,267     161,054       149,179     172,782

Gross Profit (Loss)                 3,146      30,830        (6,106)     29,927
                               ----------  ----------    ----------  ----------

Selling, General &
 Administrative Expenses           71,316      40,486       118,630      76,468
 Provision for Doubtful Accounts        -       6,958             -       6,958
                               ----------  ----------    ----------  ----------
Operating Loss                    (68,170)    (16,614)     (124,736)    (53,499)
                               ----------  ----------    ----------  ----------
Other Income (Expense)
 Interest income                      253         253           503         503
 Management fee income              2,897           -         2,897           -
 Interest expense                 (19,904)     (6,937)      (33,078)    (13,358)
                               ----------  ----------    ----------  ----------
 Total Other Income (Expense)     (16,754)     (6,684)      (29,678)    (12,855)
                               ----------  ----------    ----------  ----------
Net Loss                       $  (84,924) $  (23,298)   $ (154,414) $  (66,354)
                               ==========  ==========    ==========  ==========

Loss per share, basic and
 diluted                       $    (0.01) $        -    $    (0.01) $        -
                               ==========  ==========    ==========  ==========
Weighted Average Common
 Shares Outstanding            15,090,073   8,775,000    12,869,388   8,775,000
                               ==========  ==========    ==========  ==========

                     Leisure Direct, Inc. & Subsidiary
                       f/k/a Uranium Strategies, Inc.
                          Statements of Cash Flows



                                                      Six Months Ended
                                                          June 30,
                                                  2004               2003
                                               ----------         ----------
Cash Flows From Operating Activities
  Net Loss                                     $ (154,414)        $  (65,860)
  Adjustments to Reconcile Net Loss
   to Net Cash Provided (Used) by
   Operating Activities:
   Depreciation and amortization                   18,166              1,575
   Bad debts                                            -              6,958
   (Increase) Decrease in Assets
     Accounts receivable                                -            (13,263)
     Other receivables - related party               (503)              (503)
     Inventory                                    (19,402)            20,197
     Prepaid expenses                             (36,821)                 -
     Other current assets                         (53,512)               665
   Increase in Liabilities
     Accounts payable and accrued expenses         56,036             46,917
     Other current liabilities                      6,099              1,032
     Other current liabilities - related parties   20,186             12,313
                                                 --------           --------
Net Cash Provided (Used) by Operating Activities (164,165)            10,031
                                                 --------           --------

Cash Flows From Financing Activities
 Proceeds from related party notes                123,299             32,357
 Repayment of related party notes                (201,630)                 -
 Repayment of shareholder loans                         -            (14,806)
 Proceeds from third party notes                   60,000                  -
 Net proceeds from long term debt                 182,078                  -
                                                 --------           --------
Net Cash Provided by Financing Activities         163,747             17,551
                                                 --------           --------

Net Increase (Decrease) in Cash and Equivalents      (418)            27,582

Cash and Equivalents at Beginning of Period         1,556                867
                                                 --------           --------
Cash and Equivalents at End of Period          $    1,138         $   28,449
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

                      Leisure Direct, Inc. & Subsidiary
                        f/k/a Uranium Strategies, Inc.
                  Notes to Consolidated Financial Statements


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Principles of Consolidation - The consolidated financial statements include the accounts of Leisure Direct, Inc. formerly known as Uranium Strategies, Inc. (the "Company"), and its wholly owned subsidiaries, Olympic Manufacturing Company, LLC ("OMC") since February 2, 2004 and Avalon Trading, Ltd., LLC ("Avalon Trading") since June 15, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company, formerly a development stage company, was incorporated under the laws of the State of Nevada on March 5, 1998. The Company was organized for the purpose of acquiring and developing mineral properties. On February 2, 2004, the Company, through OMC, merged with Leisure Direct, Inc., a wholesale manufacturer and distributor of components of aboveground pools located in Perrysburg, Ohio, operating under the trade name Olympic Manufacturing Company. On June 11, 2004 the Company entered into an asset purchase agreement whereby it agreed to acquire substantially all the assets of Avalon, Ltd., a Michigan corporation. The agreement, as amended, provided for management fee revenue to Avalon Trading for operating the business during the period up until the closing, which occurred in July 2004 (see SUBSEQUENT EVENTS). Since February 2, 2004, the Company manufactures and assembles components of above ground pools and sells wholesale to its customers, which are primarily dealers and other retailers. The Company's sales are currently concentrated in the Midwest region of the United States.


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

The results of operations of LDI for the three and six months ended June 30, 2004 and 2003 are included in the accompanying financial statements. Pro-forma results of operations for the three and six months ended June 30, 2003 would not change from historical results if presented as if the transaction took place at the beginning of the period.

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

There was no stock based employee compensation for the three and six month periods ending June 30, 2004 and 2003, therefore no additional disclosures are required pursuant to SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure".

NET LOSS PER SHARE

Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. On January 29, 2004, the Company authorized a stock dividend of 1.5 shares for each share of record on that date. This change in capital structure is given retroactive treatment in the accompanying financial statements. The effect of assuming the exchange of any stock options, warrants and convertible notes would be anti dilutive at June 30, 2004.

REVENUE SUBJECT TO SEASONAL VARIATIONS

Sales of pools, materials and components to pool dealers typically are more active during the months of April through September, therefore the accompanying interim results may not be indicative of the estimated results for a full fiscal year. For comparative purposes, sales for the six months ending March 31, 2004 were approximately $7,700.

INVENTORY

Inventories consist of materials and components sold to pool dealers by the Company, comprised of the following at June 30, 2004:

               Raw materials and supplies             $   46,872
               Work-in process                        $    1,335
               Less: reserve for obsolete inventory       (4,114)
                                                         -------
               Total                                  $   44,093
                                                         =======

PROPERTY AND EQUIPMENT

Equipment at cost, less accumulated depreciation, consists of the following at June 30, 2004:

               Vehicles                               $   13,746
               Machinery and equipment                   205,000
               Less accumulated depreciation             (29,188)
                                                        --------
               Total                                  $  189,558
                                                        ========


Depreciation expense charged to operations was $12,705, $18,166, $788 and $1,575 for the three and six months ended June 30, 2004 and 2003, respectively.

                      Leisure Direct, Inc. & Subsidiary
                       f/k/a Uranium Strategies, Inc.
                 Notes to Consolidated Financial Statements


OTHER CURRENT LIABILITIES

Included in Other Current Liabilities are three promissory notes with warrants attached, totaling $32,000. One of the notes is held by a related party (see RELATED PARTY TRANSACTIONS). In August 2004, the Company defaulted on the payment terms based on the extended due date of the notes (see SUBSEQUENT EVENTS).

On June 10, 2004, the Company issued a promissory note for $60,000 to a third party. The note bears interest at 12% per annum and matures on December 10, 2004. Interest payments are due on the 10th of each month.

LONG TERM DEBT

On January 15, 2004, the Company entered into a term loan agreement with Preferred Equity Leasing, whereby Company may borrow up to $500,000. Interest rates on each advance are determined at the date of such advance, requiring monthly installment payments of principal and interest.

Under the agreement, for the three and six months ended June 30, 2004, the Company received advances totaling $113,017 and $185,640, respectively.
These advances bear interest at rates between 28.9% and 33.2%, with monthly payments totaling $6,239 and maturities of 48 or 60 months (due dates ranging from March 30, 2008 through March 30, 2009). These loans are secured by equipment with a net book value of $79,496.

The maturities of long term debt are as follows:

      Year Ending December 31,
                     2004                  $  13,017
                     2005                     28,253
                     2006                     38,004
                     2007                     51,137
                     2008                     43,984
                     Thereafter                7,683
                                             -------
                     Total                   182,078

                     Less current maturities (23,769)
                                             -------
                     Long term debt, net
                      of current portion   $ 158,309
                                             =======

OPERATING LEASES

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

Pursuant to the Asset Purchase Agreement with Avalon, Ltd., the Company negotiated monthly rentals with the seller for the Michigan location at $2,000 per month.

The minimum lease rentals on both of the above are due on a month-to-month basis per the terms of the agreements.

                      Leisure Direct, Inc. & Subsidiary
                        f/k/a Uranium Strategies, Inc.
                  Notes to Consolidated Financial Statements


COMMITMENTS AND CONTINGENCIES

During 2001, the Company's insurance policies were each cancelled for non payment of premiums. During the first quarter of 2004, policies for general liability and commercial property were bound, as required under the terms of the capital leases. The policies for workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss for which a reasonable estimate cannot be made.

As of June 30, 2004, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $168,000 for federal payroll taxes and approximately $38,000 for state and local payroll taxes. These past due amounts will continue to accrue interest and/or penalties as long as they remain unpaid.

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

On February 3, 2004, Mr. Brettschneider granted the right of first refusal to Mr. Ayling with regard to the potential sale of the real estate which the Company is currently leasing, as per the preceding paragraph. Mr. Ayling assigned this right to the Company. The Company has the option to purchase the real estate for $950,000, $50,000 of which is a non refundable deposit already paid by the Company. If Mr. Brettschneider receives an offer for the purchase of the real estate, the Company will have 30 days from the time notice is sent by Mr. Brettschneider to match any such offer. The Company is currently negotiating with potential lenders to obtain financing in order to exercise the purchase option on this real estate. If the real estate is sold to another party, the Company would have to relocate, but management believes that it will be able to effect the purchase based on their long standing relationship with Mr. Brettschneider and the prospects of potential financing.

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

RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2004 and 2003, the Company issued demand notes payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360 day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper,

                     Leisure Direct, Inc. & Subsidiary
                       f/k/a Uranium Strategies, Inc.
                 Notes to Consolidated Financial Statements

RELATED PARTY TRANSACTIONS (continued)

documents and contract rights of the Company as collateral. The Company made repayments on notes during these periods, as well. John Ayling is the sole shareholder of DABE, Inc.

On February 1, 2004, the Company purchased property and equipment from Olympic Pools, Inc. ("OPI"), a company of which John Ayling is majority shareholder, for $205,000. The consideration was settled via payment by the Company of $205,000 on behalf of OPI in settlement of OPI litigation. The funds were provided by Mr. Ayling, to whom the Company issued a promissory note for $205,000 on February 3, 2004. During the three and six months ended June 30, 2004, the Company made repayments on the note of $93,705 and $153,931, respectively, utilizing proceeds from loan advances secured by the Company's property and equipment (see LONG TERM DEBT).

On January 15, 2004, the Board of Directors approved the conversion of certain demand notes payable due to Michael D. Slates totaling $17,000 into 127,500 shares of the Company's common stock. Michael D. Slates is a shareholder, officer and director of the Company, and is also the holder of a promissory note for $11,000 with warrant attached, with an original maturity date of August 9, 2001, subsequently extended through August 9, 2004, with interest accruing at 12% per annum. As of August 9, 2004, the note was in default
(see SUBSEQUENT EVENTS). The warrant is exercisable at the option of the creditor, with 82,500 total shares potentially exercisable at June 30, 2004 at the exercise price of 13 and 1/3 cents per share through the extended due date of the note.

The Company has made advances totaling $7,000 to Ernie Stevens, an officer of the subsidiary.

A summary of the transactions with related parties for the six months ended June 30, 2004 and 2003 and a summary of balances with related parties at June 30, 2004 follows:
                                                2004            2003
Transactions:                                ----------      ----------
 Expenses paid on behalf of OPI/PCPI in cash  $        -     $   14,806
 Cash received from related party notes
  payable                                      (328,299)       (32,456)
 Repayment of related party notes               201,630              -
 Conversion of related party demand notes        17,000              -
 Interest expense (net) on related party notes   18,618         11,810

Balances:
 Employee receivable - officer                $   7,000
 Demand note receivable - shareholder         $  10,000
 Accrued interest receivable - shareholder
  note                                        $   4,558
 Due to OPI/PCPI                              $	(40,083)
 Notes payable - DABE, Inc.                   $(238,762)
 Notes payable - shareholders, officers,
  directors                                   $	(90,069)
 Accrued interest payable - related party
  notes                                       $	(82,668)

                     Leisure Direct, Inc. & Subsidiary
                       f/k/a Uranium Strategies, Inc.
                Notes to Consolidated Financial Statements


SUBSEQUENT EVENTS

On July 2, 2004, LDI completed the acquisition of substantially all the assets of Avalon, Ltd., of Detroit, Michigan. Avalon, Ltd. is engaged in the business of importing and wholesaling wicker and wrought-iron home decorator items. LDI acquired Avalon's assets for $69,774. The assets included all of the inventory, machinery and equipment, and intangible assets, including trade names and marks and customer lists. William Sklar, the sole owner and president of Avalon, Ltd., has agreed to remain with LDI through the end of the calendar year. While the sales of Avalon, LTD. for its fiscal year ended June 30, 2004 were approximately $740,000, its operating income was negligible.

Effective July 26, 2004, the Company has instituted its 2004 Employee/ Consultant Stock Compensation Plan. Under the Plan, awards of up to 1,500,000 shares may be issued to employees and/or consultants who provide future services to the Company.

In August 2004, the Company defaulted on the payment terms based on the extended due date of three promissory notes (see OTHER CURRENT LIABILITIES). The Company is currently negotiating further extension of the maturities on these notes and believes it will be successful based on the recent recapitalization of the Company.

Effective August 2, 2004, Paul M. Hoag was named President of Leisure
Direct, Inc. Mr. Hoag will receive compensation as a combination of cash and stock over the next 2.5 years. Mr. Hoag will receive a salary of $15,000, $48,000 and $60,000 in 2004, 2005 and 2006 respectively, one-half of the salary will be payable in stock valued at $0.50 per share. As incentive compensation, Mr. Hoag will receive a cash bonus equal to 2% of the pre-tax profits of the company, with an additional 2% of the amount of pre-tax profits that exceed certain pre-determined goals. Mr. Hoag is being granted a three year option to purchase 500,000 shares of the Company's common stock at $.50 per share.
The option will vest over the next three years if Mr. Hoag remains employed by the Company.

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

Introduction

It is the mission of the LDI to become the premier, highest quality and most nationally recognized manufacturer and direct marketer of pool, spa (commonly known as "hot tubs") and patio products in the United States. LDI also intends to increase its product line to include a wider range of backyard entertainment products for cross selling opportunities in conjunction with its core products. Leisure Direct will implement its strategy through first building a direct marketing distribution network through consolidation by acquiring existing dealers of competing products and converting each location to direct sales points of Leisure Direct's products. The next step will be to acquire existing manufacturers of other backyard entertainment products and marketing these products through the same distribution channel. LDI has since extended its reach into the direct import and marketing of household leisure and gift items.

LDI Currently manufactures above ground pools and sells, on a wholesale basis, household leisure and gift items.


Six Months Ended June 30, 2004

The above ground pool industry, especially in the Midwest, is very seasonal and subject to weather conditions. A very high percentage of total sales are incurred in the months of May to September. For the period ended June 30, 2004, total sales were $143,073. LDI's Costs of sales were $93,586. Manufacturing overhead was $55,593, $18,166 of which was depreciation.

For the six months ended June 30, 2004, LDI incurred sales, general and administrative expenses of $118,630, of which $80,625 was for salaries and benefits. Included in that figure is $32,000 representing the fee for the services of John R. Ayling, President and CEO and Michael D. Slates, CFO. The fees to Mr. Ayling and Mr. Slates have been accrued until the operations of the company permit payment, or Mr. Ayling or Mr. Slates determines to take his fee in the form of stock. The remaining SG&A expenses were principally professional fees including legal and accounting costs. The total operating expenses resulted in an operating loss for the three months ended June 30, 2004 of $124,736. Funding of these expenses was from working capital and short term loans from principal shareholders.

LDI incurred other income and expenses of $29,678 in the six months ended June 30, 2004. The principal component of other expenses was interest expense of $33,078, primarily on loans made to the Company by shareholders. Interest expense to insiders was accrued, and will be paid when the operations of the company permit payment.

On July 2, 2004, LDI acquired substantially all of the assets of Avalon, Ltd., of Detroit, Michigan. Avalon, Ltd. is engaged in the business of importing and wholesaling wicker and wrought-iron home decorator items. LDI acquired the assets for $69,774.17. The assets included all of the inventory, machinery and equipment, and intangible assets, including trade names and marks and customer lists. The sole owner and president of Avalon has agreed to remain with LDI through the end of the calendar year. While the sales of Avalon, LTD. for its FYE June 30, 2004, were approximately $740,000, its operating income was negligible.

LDI plans to move the operations of Avalon, Ltd. to Toledo, Ohio, by the end of August. By doing so, LDI will significantly lower the fixed overhead of Avalon, primarily through a reduction in rent expense. LDI has negotiated a lease for a warehouse and showroom facility that reduces Avalon's rent expense from approximately $8.00 per square foot to approximately $1.34 per square foot. Additionally, LDI has employed additional inside sales personnel to enhance overall sales of the Avalon. On a going forward basis, LDI would expect to report enhance revenues than in prior periods.

Liquidity and Capital Requirements

LDI had a working capital deficit of $825,566 at June 30, 2004. The working capital requirements of LDI have been funded by operations and loans from shareholders. As a result of its recent acquisition of Avalon, LDI will need approximately $100,000 for the purchase of additional inventory and extraordinary expenses involved in moving the assets to Toledo. LDI has already raised $40,000 of this amount through borrowings, and is currently negotiating the remaining amount.

LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.


Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of the Company's management, including John R. Ayling, the chief executive officer, and Michael Slates, the chief financial officer. Based on that evaluation, Messrs. Ayling and Slates concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


                       Part II - OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

     Effective August 2, 2004, Paul M. Hoag was named President of Leisure Direct, Inc. Mr. Hoag, 49, has 20 years of managerial and finance experience. From 1999 until joining the company he was a broker with Prudential Securities and Merrill Lynch where he managed individual and non-profit accounts and 401(k) plans. Mr. Hoag is a NASD registered representative and holds a Series 6,7,63 and 65 licenses.
From 1980 until 1999 Mr. Hoag was involved in the construction and finance industry from project superintendent for 8 to 15 million dollar commercial projects before becoming sales manager for the largest home builder in the Toledo area in 1989. He started a home and construction mortgage business with several partners in 1992 which was sold in 1995 and his own home building business in 1994 before entering the brokerage industry. Mr. Hoag has a BBA in Business Administration for marketing and finance from the University of Toledo and also holds insurance and real estate brokerage licenses in Ohio.

     Mr. Hoag will receive compensation as a combination of cash and stock over the next 2.5 years. Mr. Hoag will receive a salary of $15,000, $48,000 and $60,000 in 2004, 2005 and 2006 respectively, one-half of the salary will be payable in stock valued at $0.50 per share. As incentive compensation, Mr. Hoag will receive a cash bonus equal to 2% of the pre-tax profits of the company, with an additional 2% of the amount of pre-tax profits that exceed certain pre-determined goals. Mr. Hoag is being granted a three year option to purchase 500,000 shares of the Company's common stock at $.50 per share. The option will vest over the next three years if Mr. Hoag remains employed by the Company.


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

                                    LEISURE DIRECT, INC.


Date:  August 13, 2004              /s/  John R. Ayling
                                    ---------------------------------------
                                    John R. Ayling, Chief Executive Officer

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

Date: August 13, 2004                     Name: /s/ John R. Ayling
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

Date: August 13, 2004                     Name: /s/ Michael Slates
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


Dated: August 13, 2004                      Name: /s/ John R. Ayling
       ------------------                   ----------------------------
                                            Title: Chief Executive Officer


Dated: August 13, 2004                      Name: /s/ Michael Slates
       ------------------                   ----------------------------
                                            Title: Chief Financial Officer