Form 10QSB
period 2004-09-30
LEISURE DIRECT INC
filed 2004-11-17
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: September 30, 2004

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

As of September 30, 2004, 15,623,740 shares of Common Stock were issued and outstanding.

Part 1. Financial Information

                      Leisure Direct, Inc. & Subsidiary
                        f/k/a Uranium Strategies, Inc.
                     Consolidated Condensed Balance Sheet
                            September 30, 2004


         Assets

Current Assets
 Cash and equivalents                    $     2,892
 Accounts receivable, net of
  allowance for doubtful accounts
  of $7,321                                    4,521
 Other receivables - related parties          23,553
 Inventory                                    87,880
 Prepaid expenses                             92,061
 Other current assets                            106
                                           ---------
 Total Current Assets                        211,013
                                           ---------

Property and equipment, net of accumulated
 depreciation of $40,913                     217,545

 Other Assets
  Deposit                                     50,000
  Goodwill                                   250,000
                                           ---------
 Total Other Assets                          300,000
                                           ---------
 Total Assets                                728,558
                                           =========

         Liabilities and Stockholder's Equity

Current Liabilities
 Accounts payable and accrued expenses       402,783
 Accrued interest payable-related parties     90,816
 Short term notes payable                    271,000
 Short term notes payable-related parties    306,258
 Long term debt, current                      23,769
 Other current liabilities                    24,652
 Other current liabilities-related parties    43,541
                                           ---------
 Total Current Liabilities                 1,162,819
                                           ---------

Long term debt, net of current portion       222,394

 Total Liabilities                         1,385,213
                                           ---------
Stockholders' Equity (Impairment)
 Preferred stock, par value $0.001;
  10,000,000 shares authorized                     -
 Common stock, par value $0.001
  100,000,000 shares authorized;
  15,623,740 shares issued and
  outstanding                                 15,624
 Additional paid in capital                  785,305
 Accumulated deficit                      (1,457,584)
                                           ---------
 Total Stockholders' Equity (Impairment)    (656,655)
                                           ---------
 Total Liabilities and Stockholders'
  Equity                                 $   728,558
                                           =========

                     Leisure Direct, Inc. & Subsidiary
                       f/k/a Uranium Strategies, Inc.
             Consolidated Condensed Statements of Operations



                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                 2004             2003   2004            2003
                                ----------------------- ----------------------
Net Sales                       $  106,166  $  118,023  $  249,239  $  320,732

Cost of Sales
 Cost of goods sold                 42,640      55,416     136,226     189,426
 Manufacturing overhead             50,089        (875)    105,682      37,897
                                  --------    --------    --------    --------
Total Cost of Sales                 92,729      54,541     241,908     227,323
                                  --------    --------    --------    --------
Gross Profit (Loss)                 13,437      63,482       7,331    	93,409
                                  --------    --------    --------    --------
Selling, General &
 Administrative Expenses           178,259      42,527     296,889     118,995
Provision for Doubtful Accounts        403           -         403       6,958
                                  --------    --------    --------    --------
Operating Income (Loss)           (165,427)     20,955    (280,163)    (32,544)
                                  --------    --------    --------    --------
Other Income (Expense)
 Interest income                       255         255         758         758
 Management fee income                   -           -       2,897           -
 Interest expense                  (33,952)     (6,402)    (67,030)    (19,760)
 Moving/other expense              (55,381)          -     (55,381)          -
                                  --------    --------    --------    --------
Total Other Income (Expense)       (89,078)     (6,147)   (118,756)    (19,002)
                                  --------    --------    --------    --------

Net Income (Loss)               $ (254,505) $   14,808  $ (408,919) $  (51,546)
                                  ========    ========    ========    ========

Loss per share, basic
 and diluted                    $    (0.02) $        -  $    (0.03) $        -
                                  ========    ========    ========    ========
Weighted Average Common Shares
 Outstanding                    15,436,388   8,775,000  14,468,827   8,775,000
                                ==========   =========  ==========   =========

                      Leisure Direct, Inc. & Subsidiary
                        f/k/a Uranium Strategies, Inc.
                           Statements of Cash Flows


                                               Nine Months Ended
                                                 September 30,
                                             2004              2003
                                           -------           -------
Cash Flows From Operating Activities

 Net Loss                                  $ (408,919)     $  (51,546)

 Adjustments to Reconcile Net Loss to
  Net Cash Provided (Used) by Operating
  Activities:
  Depreciation and amortization                29,891           2,362
  Stock-based compensation                     90,667               -
  Bad debts                                       403           6,958

 (Increase) Decrease in Assets
  Accounts receivable                          (4,924)         (6,838)
  Other receivables - related party            (2,316)           (759)
  Inventory                                   (63,189)         14,380
  Prepaid expenses                            (90,643)              -
  Other current assets                           (106)        	2,396

 Increase in Liabilities
  Accounts payable and accrued expenses        68,464          37,806
  Other current liabilities                    16,127           1,911
  Other current liabilities - related
   parties                                     28,334          17,835
                                             --------        --------
  Net Cash Provided (Used) by Operating
   Activities                                (336,211)         24,505
                                             --------        --------
Cash Flows From Investing Activities
 Capital expenditures                         (38,212)              -
                                             --------        --------
  Net Cash Used by Investing Activities       (38,212)              -
                                             --------        --------
Cash Flows From Financing Activities
 Proceeds from related party notes            147,599          32,456
 Repayment of related party notes            (248,503)        (35,000)
 Repayment of shareholder loans                (9,500)        (19,528)
 Proceeds from third party notes              240,000               -
 Net proceeds from long term debt             246,163               -
                                             --------        --------
  Net Cash Provided by Financing Activities   375,759         (22,072)
                                             --------        --------
Net Increase (Decrease) in Cash and
 Equivalents                                    1,336         	2,433

Cash and Equivalents at Beginning of Period     1,556             867
                                             --------        --------
Cash and Equivalents at End of Period      $	2,892	   $	3,300
                                             ========        ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company:

Purchased equipment for $205,000, issuing a promissory note to a related party for the underlying debt.

Issued 127,500 shares of common stock in conversion of $17,000 of related party notes payable and issued 3,000 shares of common stock and $1,500 cash for equipment valued at $3,000.

                     Leisure Direct, Inc. & Subsidiary
                       f/k/a Uranium Strategies, Inc.
                 Notes to Consolidated Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

The Company was incorporated under the laws of the State of Nevada on March 5, 1998. The Company was organized for the purpose of acquiring and developing mineral properties, but terminated those
business operations several tears ago.   On February 2, 2004, the
Company, through OMC, merged with Leisure Direct, Inc., a wholesale manufacturer and distributor of components of aboveground pools located in Perrysburg, Ohio, operating under the trade name Olympic Manufacturing Company. Since February 2, 2004, the Company manufactures and assembles components of above ground pools and sells wholesale to its customers, which are primarily dealers and other retailers. The Company's sales are currently concentrated in the Midwest region of the United States.

On July 2, 2004 the Company acquired the assets of Avalon, Ltd.
for $69,774.    Avalon Trading, as a segment of the Company's
business, sells, at wholesale, outdoor furniture and patio items, together with other home furnishings and gift items. The assets included all of the inventory, machinery and equipment, and intangible assets, including trade names and marks and customer lists. William Sklar, the sole owner and president of Avalon, Ltd., has agreed to remain with LDI through the end of the calendar year. While the sales of Avalon, LTD. for its fiscal year ended June 30, 2004 were approximately $740,000, its operating income was negligible.

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

The results of operations of LDI for the three and nine months ended September 30, 2004 and 2003 are included in the accompanying financial statements. Pro-forma results of operations for the three and nine months ended September 30, 2003 would not change from historical results if presented as if the transaction took place at the beginning of the period.

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

Pursuant to the employment agreements with John R. Ayling, Chairman, and Michael D. Slates, CFO, Mssrs. Ayling and Slates may opt to take their compensation in common stock of the Company at the rate of 4 shares of common stock for every $1.00 of compensation. Mr. Ayling opted to take $24,000 of accrued compensation in common stock, and Mr. Slates opted to take $18,887 of accrued compensation in common stock. This resulted in issuance of 96,000 and 75,548 shares respectively. Additionally, the Board of Directors granted to Mr. Ayling a one time, special grant, of common stock in recognition of uncompensated services for the period of January 2000 to December 2003. The Board granted a total of 360,000 shares, valued at $.1333 per share, the predominant price of shares during the period in which services were provided. While not obligated to make such award, the Board determined that the services of Mr. Ayling, during that time period, were valuable to the Company.

NET LOSS PER SHARE

Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. On January 29, 2004, the Company authorized a stock dividend of 1.5 shares for each share of record on that date. This change in capital structure is given retroactive treatment in the accompanying financial statements. The effect of assuming the exchange of any stock options, warrants and convertible notes would be anti dilutive at September 30, 2004.

INVENTORY

Inventories consist of materials and components sold to pool dealers by the Company and patio furniture, home furnishings, gift baskets and gift items sold through dealers by the Company, comprised of the following at September 30, 2004:

         Raw materials and supplies     $  90,659
         Work-in process                    1,335
         Less: reserve for obsolete
          inventory                        (4,114)
                                          -------
         Total                          $  87,880
                                          =======


PROPERTY AND EQUIPMENT

Equipment at cost, less accumulated depreciation, consists of the following at September 30, 2004:

         Vehicles                       $  13,746
         Machinery and equipment          228,328
         Leasehold Improvements            16,384
         Less accumulated depreciation    (40,913)
                                         --------
         Total                          $ 217,545
                                         ========

Depreciation expense charged to operations was $11,725, $29,891, $788 and $1,575 for the three and nine months ended September 30, 2004 and 2003, respectively.

                    Leisure Direct, Inc. & Subsidiary
                      f/k/a Uranium Strategies, Inc.
               Notes to Consolidated Financial Statements


OTHER CURRENT LIABILITIES

Included in Other Current Liabilities are three promissory notes with warrants attached, totaling $32,000. One of the notes is held by a related party (see RELATED PARTY TRANSACTIONS). In August 2004, the Company defaulted on the payment terms based on the extended due date of the notes. The Company is currently negotiating further extension of the maturities on these notes and believes it will be successful based on the recent recapitalization of the Company.

Between June 10, and August 27, 2004, the Company issued promissory notes for $240,000 to a third party. The notes bear interest at 12% per annum and mature on various dates beginning
December 10, 2004 through February 27, 2005. Interest payments are due on the 10th of each month.

LONG TERM DEBT

On January 15, 2004, the Company entered into a term loan agreement with Preferred Equity Leasing, whereby Company may borrow up to $500,000. Interest rates on each advance are determined at the date of such advance, requiring monthly installment payments of principal and interest.

Under the agreement, for the nine months ended September 30, 2004, the Company has received advances totaling $261,115. These advances bear interest at rates between 22.15% and 33.2%, with monthly payments totaling $8,606 and maturities of 48 or 60 months (due dates ranging from March 30, 2008 through March 30, 2009). These loans are secured by equipment with a net book value of $120,266.

The maturities of long term debt are as follows:

                    Year Ending December 31,
                                    2004        $   9,016
                                    2005           43,301
                                    2006           56,669
                                    2007           74,288
                                    2008           33,560
                              Thereafter           29,329
                                                 --------
                                   Total          246,163

                 Less current maturities          (23,769)
                                                 --------
  Long term debt, net of current portion        $ 222,394
                                                 ========



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

The minimum lease rentals on the above are due on a month-to-month basis per the terms of the agreement.

Effective September 1, 2004, the Company negotiated a 3 year lease for a warehouse/retail facility located in Toledo, Ohio. The warehouse/retail facility has 17,000 square foot of floor space. The monthly rental is $2,683.00, which includes payments for insurance and real estate taxes.

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

As of September 30, 2004, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $175,000 for federal payroll taxes and approximately $39,500 for state and local payroll taxes. These past due amounts will continue to accrue interest and/or penalties as long as they remain unpaid.

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

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004 and 2003, the Company issued demand notes payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360 day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. The Company made repayments on notes during these periods, as well. John Ayling is the sole shareholder of DABE, Inc.

On February 1, 2004, the Company purchased property and equipment from Olympic Pools, Inc. ("OPI"), a company of which John Ayling is majority shareholder, for $205,000. The consideration was settled via payment by the Company of $205,000 on behalf of OPI in settlement of OPI litigation. The funds were provided by Mr. Ayling, to whom the Company issued a promissory note for $205,000 on February 3, 2004. During the six months ended June 30, 2004, the Company made repayments on the note of $153,931, utilizing proceeds from loan advances secured by the Company's property and equipment (see LONG TERM DEBT).

                    Leisure Direct, Inc. & Subsidiary
                      f/k/a Uranium Strategies, Inc.
                Notes to Consolidated Financial Statements


RELATED PARTY TRANSACTIONS (continued)

On January 15, 2004, the Board of Directors approved the conversion of certain demand notes payable due to Michael D. Slates totaling $17,000 into 127,500 shares of the Company's common stock. Michael D. Slates is a shareholder, officer and director of the Company, and is also the holder of a promissory note for $11,000 with warrant attached, with an original maturity date of August 9, 2001, subsequently extended through August 9, 2004, with interest accruing at 12% per annum. As of August 9, 2004, the note was in default. The warrant is exercisable at the option of the creditor, with 82,500 total shares potentially exercisable at June 30, 2004 at the exercise price of 13 and 1/3 cents per share through the extended due date of the note.

The Company has made advances totaling $7,000 to Ernie Stevens, an officer of the subsidiary.

A summary of the transactions with related parties for the nine months ended September 30, 2004 and 2003 and a summary of balances with related parties at September 30, 2004 follows:


                                                  2004              2003
Transactions:                                  ---------------------------

 Expenses paid on behalf of OPI/PCPI in cash    $        -     $   14,806
 Cash received from related party notes payable   (147,599)       (32,456)
 Repayment of related party notes                  248,503              -
 Conversion of related party demand notes           17,000              -
 Interest expense (net) on related party notes      28,361         11,810

Balances:

 Employee receivable - officer                  $    7,000
 Demand note receivable - shareholder           $   10,000
 Accrued interest receivable - shareholder note $    4,814
 Due to OPI/PCPI                                $  (31,183)
 Notes payable - DABE, Inc.                     $ (263,062)
 Notes payable - shareholders, officers,
  directors                                     $  (43,196)
 Accrued interest payable - related party notes $  (11,029)

                     Leisure Direct, Inc. & Subsidiary
                       f/k/a Uranium Strategies, Inc.
                Notes to Consolidated Financial Statements


EMPLOYMENT COMPENSATION

Effective July 26, 2004, the Company has instituted its 2004
Employee/Consultant Stock Compensation Plan. Under the Plan, awards of up to 1,500,000 shares may be issued to employees and/or consultants who provide future services to the Company.

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


Item 2. Management's Discussion and Analysis

When used in this Form 10-QSB and in future filings by Leisure Direct, Inc. (hereinafter "LDI" or "Leisure Direct") with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "LDI expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. LDI has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Nine Months Ended September 30, 2004

The above ground pool industry, especially in the Midwest, is very seasonal and subject to weather conditions. A very high percentage of total sales are incurred in the months of May to September. Sales of pools, materials and components to pool dealers typically are more active during the months of April through September. Sales of Avalon products, primarily gift, home furnishings and gift baskets, typically are more active during the months of November through gift baskets, typically are more active during the months of November through March.

For the period ended September 30, 2004, total sales were $249,239. LDI's Costs of sales were $93,586. Manufacturing overhead was $241,928, $29,891 of which was depreciation. Of total sales, $34,393 came from LDI's Avalon operations.

For the nine months ended September 30, 2004, LDI incurred sales, general and administrative expenses of $297,091, of which $101,842 was for salaries and benefits. Included in that figure is $64,000 representing the fee for the services of John R. Ayling, President and CEO and Michael D. Slates, CFO. The fees to Mr. Ayling and Mr. Slates have been accrued until the operations of the company permit payment, or Mr. Ayling or Mr. Slates determines to take his fee in the form of stock. The remaining SG&A expenses were principally professional fees including legal and accounting costs. The total operating expenses resulted in an operating loss for the nine months ended September 30, 2004 of $408,919. Funding of these expenses was from working capital and short term loans from principal shareholders.

LDI incurred other income and expenses of $118,756 in the nine months ended September 30, 2004. The principal component of other expenses was interest expense of $67,030, primarily on loans made to the Company by shareholders. Interest expense to insiders was accrued, and will be paid when the operations of the company permit payment. LDI incurred expenses of $55,381 in moving expenses to move the operations of Avalon from Detroit, Michigan to Toledo, Ohio.

On July 2, 2004, LDI acquired the assets of Avalon, Ltd., of Detroit, Michigan. LDI acquired the assets for $69,774. The assets included all of the inventory, machinery and equipment, and intangible assets, including trade names and marks and customer lists. Mr. Sklar, the sole owner and president, has agreed to remain with LDI through the end of the calendar year, with the option of remaining with LDI on a permanent basis. While the sales of Avalon, LTD. for its FYE June 30, 2004, were approximately $740,000, its operating income was negligible.

For the nine months ended September 30, 2004, Avalon accounted for $34,393 of the Company's sales, and $2,897 of management fee income. All of the sales revenues and costs of goods were generated during the three months ended September 30, 2004, because of the fact that the Company acquired the assets of Avalon on July 1, 2004. Additionally, during this period, Avalon incurred extraordinary expenses of $48,111 resulting from the moving of the operations of Avalon from Detroit, Michigan, to Toledo, Ohio. Avalon incurred costs of acquisition of $7,270.

LDI moved the operations of Avalon from Detroit, Michigan, to Toledo, Ohio. The move was completed at the end of September. With the move, LDI significantly lowered the fixed overhead of Avalon, primarily through a reduction in rent expense. With the lease negotiated for a lease for a warehouse and showroom facility, Avalon's rent expense has been reduced from approximately $8.00 per square foot to approximately $1.34 per square foot. Additionally, LDI has employed additional inside sales personnel to enhance overall sales of the Avalon. The decision to move the operations of Avalon during the summer months results from the fact that Avalon's sales are typically at their seasonal low point at this time. On a going forward basis, LDI would expect to report enhance revenues than in prior periods.

Liquidity and Capital Requirements

LDI had a working capital deficit, at September 30, 2004, of ($951.806) The working capital requirements of LDI to date have been funded by operations, loans from shareholders and loans from third parties.

LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial. No person has, to date, committed to provide financing for the Company. So Management does not know whether it will be able to obtain the necessary funding nor the terms on which it might be obtained.


Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of the Company's management, including John R. Ayling, the chief executive officer, and Michael Slates, the chief financial officer. Based on that evaluation, Messrs. Ayling and Slates concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                    LEISURE DIRECT, INC.


Date:  November 16, 2004            /s/  John R. Ayling
                                    ---------------------------------
                                    John R. Ayling, Chief Executive
                                     Officer