Form 10KSB
period 2004-12-31
LEISURE DIRECT INC
filed 2005-04-15
CIK 1131089

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the fiscal year ended      December 31, 2004
                                   -----------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _________________

                   Commission file number      0-50584
                                          -----------------

                             LEISURE DIRECT, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)

             Nevada                                  98-0335555
   -----------------------------------         -------------------------
   (State or Other Jurisdiction                    (I.R.S. Employer
    of Incorporation or Organization)               Identification No.)

1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH       46551
------------------------------------------------------------   ----------
  (Address of Principal Executive Offices)                     (Zip Code)

                                (419) 873-1111
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


    Securities registered under Section 12(b) of the Exchange Act:  None.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $340,572.

The aggregate market value of our common shares held by non-affiliates of the registrant on April 11, 2005 was approximately $10,929,852.

As of April 11, 2004, the Issuer had 15,772,573 common shares, $.001 par value, outstanding.

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

     Risk Factors

     - Leisure Direct has very limited financial resources. In order to implement our business plan we will have to raise capital. If we are unsuccessful in raising capital, our business will not grow.

     - Because of its limited operating history, Leisure Direct has little historical financial data on which to base its plans for future operations. Management will have to budget capital investment and expenses based, in large part, on its expectation of future revenues.
If those expectations are not met, Leisure Direct may exhaust its capital resources before it achieves operational stability.

     - The pool and spa industry is highly competitive. We may be unable to compete effectively against well-known, well-capitalized competitors.

     - Only one member of our management team has any experience in the pool and spa industry. Successful implementation of our business plan will require that we recruit individuals who can expand our expertise in the industry. We may not be able to recruit such individuals.

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

The Company's distribution channel currently involves selling its products to retail dealers of pools and spas. These retail dealers then sell the Company's products to the ultimate consumer of the products. During both 2004 and 2003 approximately 25% of our sales were made to Springfield TERRA-FIRMA Properties, Ltd., to whom we have licensed the right to operate as "Olympic Pools."

LDI has many suppliers for the inputs that are used in the production of its pools. As such, LDI is not dependent upon any single supplier for its inventory.

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

Overall, the Company produces pools that sell in the mid-range price points. Pools at the low end of the price range are typically aluminum or plastic above ground pools, and are priced from a few hundred dollars to several thousand dollars. Pools at the mid-range price points also tend to be above ground. However, these pools tend to be more substantial in nature, and are made of wood and steel, and have decking and fencing attached to the pool. The price points for these types of pools range from $4,000 to $20,000. At the higher end of the market are in ground, i.e. pools in which the entire structure is below ground level. The price points for these pools range begin at $15,000. The most common in ground pools sell from $20,000 to $30,000.
The sale of swimming pools is a very seasonal business, with most sales taking place between May and August. Generally, small backlogs develop in June and July. However, the Company is still able to deliver its product within 5 to 7 days of taking an order. As the Company grows, it will be able to maintain this delivery model. The pools produced by the Company are modular in nature. Therefore, the Company needs to maintain adequate levels of each modular unit, as opposed to individualized pools.

With its acquisition of Avalon, Ltd. In July 2004, LDI became a direct importer and wholesaler of wicker baskets, home decorating and home & garden products. Avalon is well known in its industry as a reliable supplier of product with outstanding customer service. For many years, Avalon had concentrated on the sale of wicker baskets, and related products, for home decorating and gift packaging. In recent years, Avalon has increased its product offering to include a greater array of furniture, home decorating and home & garden products. These latter products carry higher margins and a wider customer appeal. Additionally, Avalon's peak selling seasons are counter-seasonal to those in the pool and spa industry.

Personnel
---------
LDI currently has six full time employees. In addition, three of LDI's principal's, John R. Ayling, Chairman and CEO, Paul M. Hoag, President, and Michael D. Slates, Chief Financial Officer, spent a material amount of time working on behalf of the Company during the year. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our business plan. Because of the seasonal nature of the pool business, the Company can meet its current operating needs with seasonal labor. In the coming year, management estimates that it will need 5 to 10 seasonal laborers. As the Company grows, it will develop a group of full time employees that will be supplemented with seasonal labor.

Item 2.  Description of Property

The Company's executive offices are currently located at 1070 Commerce Drive, Building II, Suite 303, Perrysburg, Ohio 43551. The Company shares a portion of an office complex located at this address with Capital First Corporation, a shareholder of the Company. The Company currently pays no rent for this location.

Avalon currently operates in a 17,000 sf. warehouse facility located in Toledo, Ohio. The facility is currently subject to a three year lease. The current lease payment, including the Company's portion of taxes and insurance, is $2,683 per month.

The facility is currently sufficient for Avalon's activities. It is anticipated that at the end of the lease term, Avalon will be in a position to require additional space. That will likely be achieved by moving Avalon to a larger location.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                  PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a)  Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDTI" since September 27, 2004. Prior to that date, the Company's common stock was quoted on the Pink Sheets, beginning on August 2, 2004. Set forth below are the high and low bid prices for the partial fiscal quarter since quotes were first posted. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


 Quarter Ended                High Bid         Low Bid
--------------------------------------------------------
December 31, 2004               $3.20           $1.60

(b)  Shareholders

On April 11, 2005, there were 38 holders of record of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities

The Company did not sell any securities during the 4th quarter of 2004 that were not registered under the Securities Act.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

For the year ended December 31, 2004, LDI had revenues of $359,305 which represented a 5.5% increase over 2003 revenues of $340,572.Because the Avalon subsidiary was operating at full capacity for only the 4th quarter of 2004, its contribution to the future of the Company was not fully illustrated. However, even with the Avalon subsidiary, until significant funds are committed to marketing, we do not expect sales to increase in any significant way, but will continue within the range defined by requirements of our established customers.

LDI had a negative gross margin in 2004, compared to a gross margin of 24% realized in 2002. The two primary reasons for the negative gross margin were our acquisition of manufacturing machinery early in 2004 and the increase in our facility lease expenses during 2004. The depreciation of the new machinery and the increased rent quadrupled our "manufacturing overhead" threefold in 2004, although our sales did not increase significantly. Until we are able to generate a substantial increase in sales, our manufacturing overhead will continue to be disproportionate to our sales, which will result in continuing poor gross margin.

A third factor contributing to the negative gross margin in 2004 was an increase in prices for raw materials during 2004. As a result, our "cost of goods sold" increased 11.5%, although sales increased only 5.5%. This factor is expected to be alleviated in 2005, as a stabilization in steel and wood prices appears to be occurring. In addition, we expect our Avalon subsidiary to contribute higher margin results, which will aid in returning us to positive gross margins.


During 2004 LDI incurred general and administrative expenses of $480,898 in 2004, compared to $148,308 in 2003. The primary drivers for the increase in general and administrative expenses included added costs relating to operating the Avalon subsidiary and recognizing salaries for the officers of the Company. In addition, the Company incurred some one time charges, including $43,660 for moving the Avalon subsidiary from Detroit, Michigan to

Toledo, Ohio, and the payment of $48,000 to the CEO and Chairman, John R. Ayling, to recognize his contribution to the Company for the period of 2000 to 2003. This payment was made in the form of stock options. Based upon a valuation analysis of the goodwill from previous acquisitions, the Company also wrote down goodwill from previous acquisitions of $250,000.

The Company's operating loss was $776,108. Funding of these losses was from loans from LDI's principal shareholders.

The Company had a loss for tax purposes in 2004 and 2003. The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company can not determine when, if ever, it will be able to use the tax loss carry forwards.

     Liquidity and Capital Resources

LDI's operations used $515,033 in cash during 2004. The depletion of cash was primarily attributable to the operating losses incurred during the year. In addition, an increase of inventory of $140,680 used cash.

LDI had a working capital deficit of $1,368,593 at December 31, 2004. Although more than half of the debts that produce the deficit are owed to shareholders and are, therefore, friendly, the remainder is primarily owed to the vendors from whom we purchase components for our products. Our inability to make timely payments for components makes it difficult for us to obtain preferential pricing.

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

     Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2004, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. The first was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward. The primary reason for the determination was our lack of certainty as to whether Leisure Direct will carry on profitable operations in the future.
The second estimate was our determination, detailed in Notes to the Financial Statements, Summary of Significant Accounting Policies, Goodwill, that $250,000 in goodwill attributable to prior acquisitions had become impaired and should be written off. The primary reason for the determination was the fact that we have not realized sufficient revenue from the acquisition to justify the higher value for its goodwill.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2004.

     Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had or are likely to have a material effect on the Company's financial position or results of operations.

     Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 7.  Financial Statements and Supplementary Data

The financial statements of the Company, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

John Ayling, our Chief Executive Officer, and Michael Slates, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2004. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Ayling and Mr. Slates performed their evaluation.

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the
Company:
                                                                    Director
Name               Age     Position                                   Since
-----------------------------------------------------------------------------
John R. Ayling     61      CEO and Director (Chairman of the Board)    2004
Paul M. Hoag       49      President                                     --
Michael D. Slates  44      Chief Financial Officer and Director        2004
Ernie Stevens      56      Vice President of Operations                  --

John R. Ayling -President and Chairman of the Board. John R. Ayling, 61, has been CEO of the Company since October of 2003. Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio
money management firm.   From 1983 to 1988, he served as a Vice President at
Oberweis Securities. From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker. Mr. Ayling is a NASD registered representative and holds Series 7, 24 and 63 licenses. From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division. Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

Paul M. Hoag - President. Paul M. Hoag, 49, became President of Leisure Direct in August, 2004. Mr. Hoag has 20 years of managerial and finance experience. From 1999 until 2002, Mr. Hoag worked for with Prudential Securities. From 2002 until joining the Company, Mr. Hoag worked with Merrill Lynch. For Prudential Securities and Merrill Lynch, Mr. Hoag was a broker and he managed individual and non-profit accounts and 401(k) plans. Mr. Hoag is a NASD registered representative and holds a Series 6,7,63 and 65 licenses. From 1980 until 1999 Mr. Hoag was involved in the construction and finance industry from project superintendent for 8 to 15 million dollar commercial projects before becoming sales manager for the largest home builder in the Toledo area in 1989. He started a home and construction mortgage business with several partners in 1992 which was sold in 1995 and his own home building business in 1994 before entering the brokerage industry. Mr. Hoag has a BBA in Business Administration for marketing and finance from the University of Toledo and also holds insurance and real estate brokerage licenses in Ohio.

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

Ernie Stevens - Vice President and COO. Ernie Stevens, 56, has been COO of the Company since October of 2003. Mr. Stevens has 30 years of senior operations experience in the pool and spa industry. Mr. Stevens served as Vice President and COO of Leisure Direct from 1999 to the merger between Leisure Direct and Olympic Manufacturing Company, LLC. In 1987, Mr. Stevens joined Clark Manufacturing, d/b/a Sundance Spas, as Director of Operations. By the time Mr. Stevens left, Clark Manufacturing had grown from a $5.0 million in sales per year to the U.S.'s second largest spa manufacturer.
From 1979 to 1987, he served as Manufacturing Manager of Printronix, a manufacturer of advanced dot matrix printers. From 1975 to 1979, Mr. Stevens was Plant Manager for Far West, Inc., Leisure Time Products, a custom and recreational vehicle manufacturer. From 1973 to 1975, he was Operations Manager of Imperial Vans, a manufacturer of recreational vehicles.

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

         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required during 2004 by
Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

In 2003, only Ernie Stevens received any cash compensation from the Company. Mr. Stevens' base salary is $72,500. In 2004, the Company agreed to pay Mr. Ayling a salary of $36,000 per year, and Mr. Slates a salary of $28,000 per year. Mr. Ayling and Mr. Slates agreed to take 100% of their compensation in the form of options on common stock. Mr. Hoag accrued $15,000 in salary, which he also agreed to take in the form of options on commons stock.

This table itemizes the compensation we paid to John Ayling, who served as our Chief Executive Officer during 2004. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2004 exceeded $100,000.

                                     Compensation
                        Year     Salary   Stock Grant
-----------------------------------------------------
John Ayling.......      2004    $36,000*      $48,000
                        2003          0             0
                        2002          0             0

* Mr. Ayling agreed to take 100% of this 2004 salary in the form of options on common stock.

                                Stock Option Awards

Name                     Position         Options
----------------------------------------------------------------------
John R. Ayling           CEO              504,000
Michael D. Slates        CFO              112,000
Paul M. Hoag             President         30,000

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2004 and those options held by him on December 31, 2004.

                     Option Grants in the Last Fiscal Year

                         Percent
                         of total                           Potential
             Number of   options                            realizable
             securities  granted to                         value at assumed
             underlying  employees                          annual rates of
             option      in fiscal  Exercise                appreciation for
Nmae         granted     year       Price      Expiration   option term
                                    ($/share)  Date           5%         10%
------------------------------------------------------------------------------
John Ayling   36,000     7.14%       .25        5 years     $80,406  $101,462


                   Aggregated Fiscal Year-End Option Values

                       Number of securities underlying  Value of unexercised
                       unexercised options at fiscal    in-the-money options
                       year-end ($) (All exercisable)   at fiscal year-end ($)
Name                                                     (All exercisable)
------------------------------------------------------------------------------
John Ayling                       36,000                     $124,200


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities.

                                    Amount and
                                    Nature of
Name and Address                    Beneficial          Percentage
of Beneficial Owner(1)              Ownership (2)        of Class
-----------------------------------------------------------------------
John R. Ayling                      11,379,000 (3)(5)     71.9%

Michael D. Slates                    1,091,500 (4)(5)      6.9%

Paul M. Hoag                            33,000 (5)         0.0%

Ernie Stevens                          150,000             1.0%

All Officers and Directors
 As a Group (4 persons)             12,653,000 (3)(5)     79.9%

Capital First Corporation, LLC       9,741,563            61.6%

Olympic Pools, Inc.                  1,133,437             7.2%

____________________________________

(1) The address of each shareholder is c/o Leisure Direct, Inc., 1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH 43551
(2)  All shares are owned of record unless otherwise indicated.
(3) The shares beneficially owned by Mr. Ayling include 9,741,563 shares owned by Capital First Corporation, LLC, and 1,133,437 shares owned by Olympic Pools, Inc., both of which are owned and managed by Mr. Ayling.
(4) Includes 82,500 shares which Mr. Slates may acquire upon exercise of warrants attached to a promissory note issued to him by LDI-Delaware.
(5) Includes unexercised options of 36,000 for Mr. Ayling, 28,000 for Mr. Slates and 22,500 for Mr. Hoag.

                    Equity Compensation Plan Information

                                                                 Number of
                                                                 securities
                                Number                           remaining
                                of securities    Weighted        available
                                to be            average         for
                                issued upon      exercise        future
                                exercise of      price of        issuance
                                outstanding      outstanding     under
                                options,         options,        equity
                                warrants         warrants        compensation
                                and rights       and rights      plans
-----------------------------------------------------------------------------
Equity compensation plans
approved by security
holders............              86,500           . 315          937,500

Equity compensation plans not
approved by security
holders......                         0            N.A.                0

                                 ------           -----          -------
Total.....................       86,500           . 315          937,500
                                 ======           =====          =======

Item 12.  Certain Relationships and Related Transactions

During 2003 and 2004, the Company paid expenses of Olympic Pools, Inc.
(OPI) and Preferred Concrete Placement, Inc. (PCPI). OPI is a shareholder of the Company. PCPI is wholly owned by John Ayling, President and Chairman of the Company. The Company is indebted to both companies for loans made to the Company. The Company paid certain attorney fees of OPI and PCPI, certain vendors of OPI, and payments made to remove certain chemical barrels from the Company's plant that were attributable to OPI's activities. Payments totaling 15,395 and 9,500 respectively were made. The Company reduced the indebtedness to OPI and PCPI in identical amounts.

During 2004, the Company issued demand notes, in the amount of $124,400, payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. Mr. Ayling is the sole shareholder of DABE, Inc.

At December 31, 2004 the Company held a demand note receivable for $10,000 from Michael D. Slates with interest accruing at a rate of 10% per annum, computed on a 360-day basis, and had issued demand notes payable with interest accruing at a rate of 10% per annum, computed on a 360-day basis payable as follows:

Holder                                       Amount
------------------------------------------------------
Delaware Charter FBO Michael D. Slates       $      0

Michael D. Slates and Lisa C. Slates as
 Trustees of the Slates Trust dated 3/29/00  $	7,543

Michael D. Slates                            $	2,500

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

As of December 31, 2004, the Company has made advances totaling $7,000 to Ernie Stevens, an officer of the Company.

On January 1, 2004, Leisure Direct and Capital First Corporation, LLC, entered into a Financial Business Development & Investment Banking Advisory Services Agreement, whereby Capital First, and its principals, John R. Ayling and Michael D. Slates, would provide certain management and development services for the Company. This transaction took place prior to the merger between Leisure Direct, Inc., and Olympic Manufacturing Company, LLC. Capital First, John Ayling and Michael Slates to provide business development and investment banking advisory services to the Company for one year. Under the agreement, Capital First may earn success fees contingent upon the Company's securing of equity or other financing. Mr. Ayling and Mr. Slates ("Individual Consultants") will receive compensation of $36,000 and $28,000, respectively, for the services to be provided to the Company. The Individual Consultants may also elect to receive their compensation via common stock at a rate of four shares of stock for each dollar of compensation. Effective August 2, 2004, the Company extended the employment agreements of Mr. Ayling and Mr. Slates. In 2005 and 2006, Mr. Ayling and Mr. Slates will receive compensation in the amounts of $48,000 and $60,000, respectively. Mr. Ayling and Mr. Slates each have options to receive one-half of the salary in stock valued at $0.50 per share.

On January 15, 2004, the Board of Directors of Leisure Direct approved the conversion of demand notes payable, equal to $17,000, to Michael Slates into 127,500 shares of the Company's common stock. This transaction took place prior to the merger between Leisure Direct, Inc., and Olympic Manufacturing Company, LLC.

On February 1, 2004, Leisure Direct purchased property and equipment from Olympic Pools, Inc. ("OPI") for $205,000. OPI is owned and managed by John Ayling. The consideration for the property and equipment was settled via payment by the Company of $205,000 on behalf of OPI in settlement of OPI litigation. The purchase price paid for the equipment represents the fair market value of the equipment purchased. The funds were provided by John
R. Ayling, to whom the Company issued a promissory note for $205,000. The note issued to Mr. Ayling is payable on demand, and carries an interest rate of 10% of the unpaid balance. This transaction took place prior to the merger between Leisure Direct, Inc., and Olympic Manufacturing Company, LLC. There is a balance of $12,153 remaining on this note.

Effective August 2, 2004, Paul M. Hoag was named President of Leisure Direct, Inc. Mr. Hoag will receive compensation over the next 2.5 years. Mr. Hoag will receive a salary of $15,000, $48,000 and $60,000 in 2004, 2005 and 2006 respectively. Mr. Hoag has options to receive one-half of the salary in stock valued at $0.50 per share. As incentive compensation, Mr. Hoag will receive a cash bonus equal to 2% of the pre-tax profits of the company, with an additional 2% of the amount of pre-tax profits that exceed certain pre-determined goals. Mr. Hoag is being granted a three year option to purchase 500,000 shares of the Company's common stock at $.50 per share. The option will vest over the next three years if Mr. Hoag remains employed by the Company.

                                    PART IV

Item 13.  Exhibit List and Reports on Form 8-K

(a)  Financial Statements

     Independent Auditors' Report
     Balance Sheet
     Statements of Operations
     Statements of Changes in Stockholders' Equity
     Statements of Cash Flows
     Notes to the Financial Statements

(b)  Exhibits

                                         Incorporated By
Exhibit                                  Reference from        No. in
Number           Description                 Document          Document
------------------------------------------------------------------------
3.1        Certificate of Incorporation         A                3.1
3.2        Bylaws                               A                3.2
4.1        Form of Common Stock Certificate     A                4.1
 31        Rule 13a-14(a) Certification
 32        Rule 13a-14(b) Certification

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

(c)  Reports on Form 8-K.  None.


Item 14.  Principal Accountant Fees and Services

     Audit Fees

Rosenberg Rich Baker Berman & Co. billed $20,188.00 to the Company for professional services rendered for the audit of our 2004 financial statements and review of the financial statements included in our 10-QSB filings for the four quarters of 2004.

     Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

     Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2004 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Leisure Direct, Inc.


We have audited the accompanying consolidated balance sheets of Leisure Direct, Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leisure Direct, Inc. as of December 31, 2004 and the results of its operations, changes in shareholder's equity and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Leisure Direct, Inc. will continue as a going concern. As more fully described in the notes to the consolidated financial statements, the company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ Rosenberg Rich Baker Berman & Company
                              -----------------------------------------
                              Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
March 31, 2005
                                                                F-1
                            Leisure Direct, Inc.
                         Consolidated Balance Sheet
                             December 31, 2004

Assets
 Current Assets
  Cash and equivalents                    $     6,453
  Accounts receivable, less allowance
   for doubtful accounts of $ 0                13,609
  Employee receivables                          8,126
  Inventory                                   165,371
  Other current assets                          9,599
                                            ---------
  Total Current Assets                        203,158

Property and equipment, net of
 accumulated depreciation of $55,083          207,341

Deposit                                        50,000
                                            ---------
  Total Assets                                460,499
                                            =========
Liabilities and Stockholder's Impairment
 Current Liabilities
  Accounts payable and accrued expenses       484,070
  Accrued interest payable                      3,901
  Accrued interest payable - related parties  112,345
  Demand notes payable - related parties      325,562
  Promissory notes payable                    275,837
  Promissory notes payable - related parties  304,045
  Royalties payable                            24,652
  Loans payable - shareholders                 42,737
                                            ---------
  Total Current Liabilities                 1,573,149

Stockholders' Impairment
 Common stock, par value $0.001;
  100,000,000 shares authorized
  15,652,573 shares issued and
  15,652,573 shares outstanding                15,652
 Additional paid in capital                   794,231
 Accumulated deficit                       (1,922,533)
                                            ---------
  Total Stockholders' Impairment           (1,112,650)
                                            ---------
  Total Liabilities and Stockholders'
   Impairment                             $   460,499
                                            =========

The attached notes are an integral part of these financial statements.

                                                                F-2
                            Leisure Direct, Inc.
                  Consolidated Statements of Operations

                                              Year Ended December 31,
                                             ------------------------
                                                2004           2003
                                             ----------     ---------
Net Sales                                    $  359,305    $  340,572

Cost of Goods Sold                              244,991       219,762
Manufacturing Overhead                          158,199        39,233
                                              ---------     ---------
Gross (Deficit) Profit                          (43,885)       81,577

Selling, General & Administrative Expenses      480,898       148,308
Goodwill Impairment                             250,000             -
Provision for Doubtful Accounts                   1,325         7,078
                                              ---------     ---------
Operating Loss                                 (776,108)      (73,809)

Other Income (Expense)
 Interest Income                                  1,014         1,014
 Interest Expense                               (98,773)      (25,222)
                                              ---------     ---------
Total Other Income (Expense)                    (97,759)      (24,208)
                                              ---------     ---------

Net Loss                                     $ (873,867)   $  (98,017)
                                              =========     =========

Loss per share, basic and diluted            $     (.06)   $     (.01)
                                              =========     =========

Weighted Average Common Shares Outstanding   15,356,907     6,993,288

The attached notes are an integral part of these financial statements.

                                                                F-3
                             Leisure Direct, Inc.
         Consolidated Statement of Changes in Stockholders' Impairment
                   Years Ended December 31, 2004 and 2003


                         Common Stock                  Retained       Treasury   Stock      Total
                   -----------------------   Paid-in   Earnings     -------------------     Stockholders'
                     Shares        Amount    Capital   (Deficit)     Shares       Amount    Equity
---------------------------------------------------------------------------------------------------------
Balance -
 January 1, 2003   6,900,000   $  69,000   $  616,000  $  (950,649)        -    $        -   $  (265,649)
Repayment of
 related party
 debt                 60,073         601       39,175            -         -             -        39,776
Private placement
 issuance             90,000         900       21,600            -         -             -        22,500
Shares repurchased  (862,500)          -            -            -  (862,500)      (35,000)      (35,000)
Net loss, 2003             -           -            -      (98,017)        -             -       (98,017)
                   -------------------------------------------------------------------------------------
Balance -
 December 31, 2003 6,187,573   $  70,501   $  676,775  $(1,048,666) (862,500)   $  (35,000)  $  (336,390)

Repayment of
 related
 party debt          127,500         127       16,873            -         -             -        17,000
Effect of merger
 and
 recapitalization  8,775,000     (55,539)        (104)           -   862,500        35,000       (20,643)
Shares issued for
 settlement of
 accrued salaries    559,500         560       99,190            -         -             -        99,750
Shares issued
 for equipment         3,000           3        1,497            -         -         1,500             -
Net loss, 2004             -           -            -     (873,867)        -             -      (873,867)
                  --------------------------------------------------------------------------------------
Balance -
December 31, 2004 15,652,573   $  15,652   $  794,231  $(1,922,533)        -    $        -   $(1,112,650)
                  ======================================================================================


The attached notes are an integral part of these financial statements.

                                                                F-4

                             Leisure Direct, Inc.
                   Consolidated Statements of Cash Flows

                                               Year Ended December 31,
                                            -----------------------------
                                                2004              2003
                                             ----------        ----------
Cash Flows From Operating Activities:
 Net Loss                                   $  (873,867)      $  (98,017)
 Adjustments to Reconcile Net Loss to
  Net Cash Provided (Used) by
  Operating Activities
  Operating Activities:
  Impairment of goodwill                        250,000                -
  Impairment of inventory                             -            3,231
  Impairment of property                              -            2,000
  Depreciation and amortization                  44,106            3,149
  Bad debt expense (recovery)                         -            7,078
 Changes in Operating Assets and Liabilities
  Accounts receivable                           (13,609)          (6,958)
  Accrued interest receivable - related party
   notes                                              -           (1,014)
  Inventory                                    (140,680)          27,619
  Prepaid expenses                                1,418                -
  Other current assets                           (9,599)             978
  Accounts payable and accrued expenses         181,808           51,974
  Accrued interest payable                       (4,473)           4,129
  Accrued interest payable - related parties     49,863           21,093
                                                -------          -------
  Net Cash Provided (Used) by Operating
   Activities                                  (515,033)          15,262
                                                -------          -------
Cash Flows From Investing Activities
 Purchases of fixed assets                     (248,723)               -
                                                -------          -------
  Net Cash Used by Investing Activities        (248,723)               -
                                                -------          -------
Cash Flows From Financing Activities
 Proceeds from related party notes              544,316           60,456
 Proceeds from notes                            233,837                -
 Repayment of related party notes                     -          (57,500)
 Net repayment of shareholder loans              (9,500)         (15,029)
 Cash paid to repurchase common shares                -          (25,000)
 Proceeds from sale of common shares                  -           22,500
                                                -------          -------
  Net Cash Provided (Used) by Financing
   Activities                                   768,653          (14,573)
                                                -------          -------

Net Increase in Cash and Equivalents              4,897              689
Cash and Equivalents at Beginning of Year         1,556              867
                                                -------          -------
Cash and Equivalents at End of Year         $     6,453       $    1,556
                                                =======          =======


The attached notes are an integral part of these financial statements.

                                                                F-5

                             Leisure Direct, Inc.
                    Consolidated Statements of Cash Flows


                                                      2004          2003
                                                     -------      -------
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                -            -
  Income taxes                                        9,500       15,029

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
  Shares issued  in repayment of related party
   notes payable                                    $17,000      $39,776
  Shares issued for purchase of equipment             1,500            -
  Shares issued in settlement of accrued salaries    99,750            -




The attached notes are an integral part of these financial statements.

                                                                F-6

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Leisure Direct, Inc. (the Company), formerly known as ePoolSpas.com, Inc., was formed on January 1, 2000. The formation was effected by the issuance of 1,750,000 shares of the Company's common stock for the intangible assets of the former operating companies, Olympic Pools, Inc. (OPI) and Preferred Concrete Placement, Inc (PCPI). The Company is located in Perrysburg, Ohio, and currently operates under the trade name Olympic Manufacturing Company. The Company manufactures and assembles components of above ground pools and sells wholesale to its customers, which are primarily dealers and other retailers. The Company's sales are currently concentrated in the Midwest region of the United States.

On January 15, 2004, the Company entered into an agreement to effect a reverse shell merger with Olympic Manufacturing Company, LLC ("OMC"), a Nevada Limited Liability Company and wholly-owned subsidiary of Uranium Strategies, Inc. ("USI"), a Nevada corporation. The closing of the merger took place on February 2, 2004, whereby OMC became the surviving entity, and the name of USI was changed to Leisure Direct, Inc. Pursuant to the merger, each outstanding share of the Company was cancelled and converted into the right to receive one share of common stock of USI. These shares represent 41.85% of the outstanding common stock of USI as of the closing of the merger. Holders of options to purchase Company stock prior to the merger received an equal number of options to purchase shares of USI common stock at the same purchase price.

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

Property & Equipment

Property and equipment are carried at cost. Depreciation is provided for financial reporting purposes on a straight-line basis over the estimated useful lives of the assets; 5 years for machinery and equipment. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.
                                                                F-7

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Goodwill

Goodwill resulted from the initial issuance of the Company's common stock to OPI and PCPI. The goodwill attributable to this transaction of $465,000 was being amortized on a straight-line basis over 20 years for the year ended December 31, 2001. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company ceased amortizing this goodwill in 2002 and has instead measured the intrinsic fair value of the reporting unit to which the goodwill relates to test for impairment. For the year ended December 31, 2004 the total value of the goodwill, $250,000, was impaired due to the excess of its carrying value over its estimated fair value.

Shipping and Handling Costs

Shipping and handling costs are charged to operations when incurred and are included in the Cost of Sales caption on the Statement of Operations. Shipping and handling expense was $28,477 and $14,339 for the years ended December 31, 2004 and 2003, respectively.

Revenue Recognition

Sales revenue is recognized when the product is delivered to the customer and the resulting receivable is deemed probable of collection.

Advertising Costs

Advertising costs are charged to operations when incurred.
Advertising expense was $1,322 and $27 for the years ended
December 31, 2004 and 2003, respectively.

Loans and Accounts Receivable

The Company periodically evaluates and establishes allowances for loans and doubtful accounts no less often than on a quarterly basis. In establishing allowances for loans and doubtful accounts, management considers the length of time since the last payment on the loan or account, the creditworthiness of the debtor based upon available information and if the debtor was an insider or employee at the time of the debt. Management establishes an allowance for each loan or doubtful account to the extent that management determines that the debtor is unable or unwilling to repay the loan or account.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.
All intercompany transactions and balances have been eliminated in consolidation.
                                                                F-8

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Stock-Based Compensation

On July 26, 2004 the Company's Board of Directors adopted the 2004 Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was established to further the growth of the Company by allowing the Company to compensate employees, consultants and other persons who provide bona-fide services to the Company through the award of Common Stock. The Board of Directors, at its discretion, is authorized to compensate eligible employees and consultants up to an aggregate of 1,500,000 shares. The Company did not issue any shares under the plan in 2004.

Net Loss Per Share

Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of assuming the exchange of any stock options, warrants and convertible notes would be anti-dilutive as of December 31, 2004 and 2003.

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

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $873,867 during the year ended December 31, 2004. Also, as of December 31, 2004, the Company only had $6,453 in cash, and current liabilities exceeded current assets by $1,369,991. Due to these current conditions, the auditors have issued a going concern note.

Management's plans include raising additional funding from debt and equity transactions that will be used to acquire additional point of sale outlets that should in turn increase sales. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows. However, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision of FASB Statement 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions.
This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in statement 123 as originally issued and ETIF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company does not believe the adoption of this statement will have a material effect on its financial position and results.
                                                                F-9
4.  CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

During 2004 and 2003, the Company generated approximately 25% of its total sales through one customer, Springfield Terra-Firma Properties, LTD (d/b/a Olympic Pools), with whom the Company has a license agreement (see "COMMITMENTS AND CONTINGENCIES"). Based upon the existence of this agreement, it is not likely that there will be a loss of this business for which a concentration exists.

5.  INVENTORY

Inventories consist of parts and assemblies and were comprised of the following at December 31, 2004:

    Work-in-process               $  1,335
    Raw materials and supplies      23,616
    Finished goods                 140,420
                                   -------
                                  $165,371
                                   =======
6.  PROPERTY AND EQUIPMENT

Equipment at cost, less accumulated depreciation, consists of the following at December 31, 2004:

    Equipment                     $ 262,424
    Less accumulated depreciation   (55,083)
                                    -------
                Total             $ 207,341
                                    =======
Depreciation expense charged to operations was $44,106 and $3,149 in 2004 and 2003, respectively.

During 2003, the Company recorded an impairment loss of $2,000 on the above equipment due to assessment of its fair value in comparison to the carrying value (above). The loss has been recognized in the Selling, General & Administrative Expenses caption of the Statement of Operations for 2003.

7.  LOANS PAYABLE - SHAREHOLDERS

Loans from shareholders, OPI and PCPI are unsecured, non-interest bearing and due upon demand. During the year ended December 31, 2004, the Company paid $9,500 of the obligations of OPI, thereby reducing the loan payable in a like amount. The balance due as of December 31, 2004 was $42,737.

8.  PROMISSORY NOTES PAYABLE

The promissory notes payable are notes with warrants attached. The notes accrue interest at a rate of 12% per annum with an original maturity date in August 2001, subsequently extended to August 9, 2005. The warrants are exercisable at the option of the creditors, with 157,500 total shares potentially exercisable at the exercise price of 13 and 1/3 cents per share through the extended due date of the notes.
                                                                F-10
9.  ROYALTIES PAYABLE

Pursuant to the Asset Purchase Agreements entered into with OPI and PCPI, the Company is obligated to make royalty payments at a rate of 2% of Company revenues attributable to doing business as Olympic Manufacturing Company (due to OPI) and 1% of Company revenues attributable to doing business as Preferred Concrete Placement Company (due to PCPI) for the first two years of operations. At December 31, 2004, the balance of royalties payable is $24,652.

10.  INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S.
Federal Statutory rate are as follows:

                                        Year Ended December 31,
                                         2004            2003
                                       ------------------------
Tax provision at the U. S.
 Federal Statutory rate                  34%              34%
 Valuation allowance                    (34)%            (34)%
                                        ---              ---
Effective tax rates                       - %              - %
                                        ===              ===

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from recognition of net operating loss carryforwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:
                                              December 31, 2004

     Deferred tax asset, noncurrent                $ 734,154
     Total valuation allowance recognized for
      deferred taxes                                (734,154)
                                                     -------
     Net deferred tax asset (liability)            $       -
                                                     =======


The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carry forwards before they expire.
                                                                F-11
10.  INCOME TAXES (CONTINUED)

The Company has available net operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

                                             Federal     State

        Available Through  2020           $  413,465  $  413,465
                           2021              262,952     262,952
                           2022              121,232     121,232
                           2023              127,017     127,017
                           2024              873,867     873,867
                                           ---------   ---------
                    Total                 $1,798,533  $1,798,533
                                           =========   =========
11.  COMMITMENTS AND CONTINGENCIES

During 2001, the Company's insurance policies were each cancelled for non-payment of premiums. These policies for general liability, commercial property and workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss at December 31, 2004 for which a reasonable estimate cannot be made. Management believes its potential liability with regard to product liability is mitigated based on the fact that the Company has had no such claims since inception and that OPI, the predecessor company, had no claims in the 20 years prior to acquisition by the Company.

As of December 31, 2004, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $201,000 for federal payroll taxes and approximately $39,000 for state and local payroll taxes. These past due amounts will continue to accrue interest and penalties as long as they remain unpaid.

Through December 31, 2004, the Company was party to a sub-lease agreement with OPI whereby the Company subleased property from OPI pursuant to the same terms and conditions of a month to month lease between OPI and Wilhelm Brettschneider. Under the terms of the agreement, OPI (Lessee) only required rental payments by the Company to the extent that rental payments were required to be paid by OPI to Mr. Brettschneider. The Company made no rental payments under this sub-lease for the year ended December 31, 2004.

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

On February 1, 2004, Mr. Ayling entered into an operating lease agreement with Mr. Brettschneider on behalf of the Company as tenant of the manufacturing and administrative facilities in Perrysburg, Ohio. Mr. Ayling assigned the lease to the Company. Pursuant to the agreement, minimum lease rentals of $8,000 are due commencing April 1, 2004, and a deposit of $32,000 was paid upon execution of the lease.
                                                                F-12
12.  RELATED PARTY TRANSACTIONS

During 2004, the Company paid related party debt via issuance of common stock (see "LOANS PAYABLE - SHAREHOLDERS").

During 2003 and 2004, the Company issued demand notes payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. Mr. Ayling is the sole shareholder of DABE, Inc.

On July 15, 2003, Capital First Management Company, LLC ("Capital First"), a related party, exercised two options to purchase a total of 4,116,563 shares of the Company held by OPI and PCPI. Capital First issued promissory notes to OPI and PCPI as consideration for the respective options. Capital First is wholly owned by Mr. Ayling. He is also the majority shareholder of OPI and sole shareholder of PCPI. As a result of these transactions, Capital First is a majority shareholder of the Company, owning 66.5% of outstanding common shares at December 31, 2004.

Michael D. Slates is a shareholder, officer and director of the Company and is also the holder of a promissory note for $11,000 with warrant attached, with an original maturity date of August 9, 2001, subsequently extended to August 9, 2005, with interest accruing at 12% per annum. The warrant is exercisable at the option of the creditor, with 82,500 total shares potentially exercisable at the exercise price of 13 and 1/3 cents per share through the extended due date of the note.

Kenneth Dippman, owner of an $11,000 promissory note with warrant attached, is no longer an officer of the Company, and therefore this amount has been reclassified out of related party notes payable (see "PROMISSORY NOTES PAYABLE").

A summary of the transactions with related parties for the years ended December 31, 2004 and 2003 and a summary of balances with related parties at December 31, 2004 follows:

                                                  December 31,
                                             2004             2003
Transactions:                              --------         --------
 Related party debt paid via issuance
  of common stock                          $      -        $  39,776
 Cash received from related party
  notes payable issuances                         -          (60,456)
 Repayment on related party notes payable    (9,500)          57,500
 Interest expense (net) on related party
  notes                                      48,000          (22,661)
 Balances:
  Due to OPI/PCPI                           (30,584)         (40,083)
  Notes payable - DABE, Inc.               (287,562)        (163,162)
 Notes payable - shareholders, officers,
  directors                                 (30,043)         (56,000)
 Accrued interest payable - related
  party notes                              (112,345)         (64,050)

                                                                F-13
12.  RELATED PARTY TRANSACTIONS (CONTINUED)

On January 1, 2004, the Company entered into a consulting agreement with Capital First, as well as John Ayling and Michael Slates to provide business development and investment banking advisory services to the Company. Under the agreement, Capital First may earn success fees contingent upon the Company's securing of equity or other financing. For 2004, Mr. Ayling and Mr. Slates ("Individual Consultants") received compensation of $36,000 and $28,000, respectively, for the services to be provided to the Company. The Individual Consultants may also elect to receive their compensation via common stock at a rate of four shares of stock for each dollar of compensation.

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

Effective August 2, 2004, Paul M. Hoag was named President of Leisure Direct, Inc. Mr. Hoag will receive compensation over the next 2.5 years. Mr. Hoag will receive a salary of $15,000, $48,000 and $60,000 in 2004, 2005 and 2006 respectively. Mr. Hoag has options to receive one-half of the salary in stock valued at $0.50 per share. As incentive compensation, Mr. Hoag will receive a cash bonus equal to 2% of the pre-tax profits of the company, with an additional 2% of the amount of pre-tax profits that exceed certain pre-determined goals. Mr. Hoag is being granted a three year option to purchase 500,000 shares of the Company's common stock at $.50 per share. The option will vest over the next three years if Mr. Hoag remains employed by the Company.

Effective August 2, 2004, the Company extended the employment agreements of Mr. Ayling and Mr. Slates. In 2005 and 2006, Mr. Ayling and Mr. Slates will receive compensation in the amounts of $48,000 and $60,000, respectively. Mr. Ayling and Mr. Slates each have options to receive one-half of the salary in stock valued at $0.50 per share.

In 2004, the Company issued 559,500 shares of common stock to its executive officers in settlement of $99,750 of accrued salaries.
No gain or loss was recognized as a result of this transaction.

13.  SEGMENT FINANCIAL DATA

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131), establishes standards for reporting information about operating segments. The following information is provided in accordance with the requirements of SFAS No. 131 and is consistent with how business results are reported internally to management.

Leisure Direct, Inc. is in the business of manufacturing and assembling above ground pools and sells wholesale to dealers and other retailers.

In June of 2004, the Company acquired all of the assets of Avalon, Ltd. Avalon Ltd. is in the business of importing various gift, decorating, home and garden and related accessories, and selling such items primarily on a wholesale basis through catalogs.


                        Pools          Gifts and Accessories       Total
                     -------------------------------------------------------
Revenues             $  223,613        $    135,692            $    359,305
Inventory            $   24,950        $    140,421            $    165,371
Property, Plant and
 Equipment, net      $  169,619        $     37,722            $    207,341

                                                                F-14

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEISURE DIRECT, INC.
                                      (Registrant)

Dated: April 14, 2005
                                      By:   /S/ John R. Ayling
                                      ------------------------
                                      Name:  John R. Ayling
                                      Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                      Title                             Date

/S/ John R. Alying        President, Director        April 14, 2005
-------------------
John R. Ayling

/S/ Michael D. Slates     Chief Financial Officer,   April 14, 2005
-----------------------   Director
Michael D. Slates