Form 10QSB
period 2005-03-31
LEISURE DIRECT INC
filed 2005-05-23
CIK 1131089

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: March 31, 2005

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

As of March 31, 2005, 15,774,576 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [X]

Part 1. Financial Information

                       Leisure Direct, Inc. & Subsidiaries
                       Consolidated Condensed Balance Sheet
                                 March 31, 2005
                                  (Unaudited)

Assets

Current Assets
 Accounts receivable                           $    18,961
 Employee receivables                                8,126
 Inventory                                         147,887
 Other current assets                                8,025
                                                 ---------
 Total Current Assets                              182,999

Property and equipment, net of accumulated
 depreciation of $68,251                           194,133

Deposit                                             50,000
                                                 ---------
 Total Assets                                      427,132
                                                 =========
Liabilities and Stockholder's Impairment

Current Liabilities
 Accounts payable and accrued expenses             511,131
 Current portion of long term debt                  81,991
 Accrued interest payable                           19,957
 Accrued interest payable - related parties        159,436
 Demand notes payable - related parties            342,262
 Promissory notes payable - related parties        312,919
 Royalties payable                                  24,652
 Loans payable - shareholders                       42,736
                                                 ---------
 Total Current Liabilities                       1,495,084

Long term Debt (net of current maturities)         193,845

Stockholders' Impairment
 Common stock, par value $0.001;
  100,000,000 shares authorized
  15,652,573 shares issued and
  15,652,573 shares outstanding                     15,775
 Additional paid in capital                        797,961
 Accumulated deficit                            (2,075,533)
                                                 ---------
 Total Stockholders' Impairment                 (1,261,797)
                                                 ---------
 Total Liabilities and Stockholders'
  Impairment                                   $   427,122
                                                 =========

                    Leisure Direct, Inc. & Subsidiaries
              Consolidated Condensed Statements of Operations
                                (Unaudited)

                                        Three Months Ended March 31,
                                            2005               2004
                                          --------           --------

Net Sales                               $   53,750         $      660

Cost of Goods Sold                          18,450                445

Manufacturing Overhead                      15,457              9,467
                                         ---------          ---------
Gross (Deficit) Profit                      19,843             (9,252)

Selling, General & Administrative
 Expenses                                  139,757             47,314
                                         ---------          ---------
Operating Loss                            (119,914)           (56,566)

Other Income (Expense)
 Interest Income                               250                250
 Interest Expense                          (33,335)           (13,174)
                                         ---------          ---------
Total Other Income (Expense)               (33,085)           (12,924)
                                         ---------          ---------

Net Loss                                $ (152,999)        $  (69,490)
                                         =========          =========

Loss per share, basic and diluted       $     (.01)        $     (.01)
                                         =========          =========

Weighted Average Common Shares
 Outstanding                            15,774,576         12,869,388
                                        ==========         ==========

                    Leisure Direct, Inc. & Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                               (Unaudited)

                                           Three Months Ended March 31,
                                              2005              2004
                                           ----------        ----------
Cash Flows From Operating Activities:
 Net Loss                                  $ (152,999)      $  (69,490)
 Adjustments to Reconcile Net Loss to
  Net Cash Provided (Used) by
   Operating Activities:
   Depreciation and amortization               13,293            7,424
   Bad debt expense (recovery)                      -                -
  Changes in Operating Assets and
   Liabilities
   Accounts receivable                         (5,352)            (250)
   Inventory                                   17,484             (296)
   Prepaid expenses                                 -          (33,187)
   Other current assets                         1,574                -
   Accounts payable and accrued expenses       27,061            7,188
   Accrued interest payable                    16,056              880
   Accrued interest payable - related
    parties                                    16,331           10,568
                                             --------         --------
 Net Cash Provided (Used) by Operating
  Activities                                  (66,552)         (77,163)
                                             --------         --------
Cash Flows From Investing Activities
 Purchases of fixed assets                        (85)               -
                                             --------         --------
 Net Cash Used by Investing Activities            (85)               -
                                             --------         --------
Cash Flows From Financing Activities
 Proceeds from related party notes             47,304           73,456
 Proceeds from notes                            8,874                -
 Repayment of related party notes                   -          (60,226)
 Change in Long Term Debt                           -           72,065
 Proceeds from sale of common shares            4,006                -
                                             --------         --------
 Net Cash Provided (Used) by Financing
  Activities                                   60,184           85,295
                                             --------         --------
Net Increase (Decreae) in Cash and
 Equivalents                                   (6,453)           8,132

Cash and Equivalents at Beginning of Year       6,453            1,556
                                             --------         --------
Cash and Equivalents at End of Quarter     $        0       $    9,688
                                             ========         ========

                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Stock-Based Compensation

On July 26, 2004 the Company's Board of Directors adopted the 2004 Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was established to further the growth of the Company by allowing the Company to compensate employees, consultants and other persons who provide bona-fide services to the Company through the award of Common Stock. The Board of Directors, at its discretion, is authorized to compensate eligible employees and consultants up to an aggregate of 1,500,000 shares. The Company issued 2,003 shares, at a par value of .001, and valued at $2.00 per share, in the first quarter 2005.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $152,999 during the three months ended March 31, 2005. Also, as of March 31, 2005, the Company only had $0 in cash, and current liabilities exceeded current assets by $1,312,085.

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

Under the agreement, the Company has received advances totaling $261,115. These advances bear interest at rates between 22.15% and 33.2%, with monthly payments totaling $8,606 and maturities of 48 or 60 months (due dates ranging from March 30, 2008 through March 30, 2009). These loans are secured by equipment with a net book value of $120,266.

The maturities of long term debt are as follows:

           Three Months Ending March 31,

                                    2006    $  49,991
                                    2007       56,669
                                    2008       74,288
                                    2009       33,560
                              Thereafter       29,329
                                             --------
                  Total                       243,839
                  Less current maturities     (49,991)
                                             --------
                  Long term debt, net
                   of current portion       $ 193,848
                                             ========

RELATED PARTY TRANSACTIONS

During 2005, the Company issued demand notes payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. The outstanding balance on the loans from DABE, as of March 31, 2005 was 342,262. Mr. Ayling is the sole shareholder of DABE, Inc.

In the first quarter 2005, the Company issued Ernie Stevens stock, in lieu of salary, 2003 shares of common stock, par value $.001, valued at $4,006.

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

In June of 2004, the Company acquired all of the assets of Avalon,
Ltd. Avalon Ltd. is in the business of importing various gift, decorating, home and garden and related accessories, and selling such items primarily on a wholesale basis through catalogs. The following table identifies certain financial information about the Company by business segment:
                                                Gifts and
                                      Pools     Accessories       Total
                                   -------------------------------------
Revenues                           $     518   $    53,232    $   53,750
Inventory                          $  24,777   $   123,110    $  147,887
Property, Plant and Equipment, net $ 157,332   $    36,801    $  194,133


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

With its acquisition of Avalon, Ltd. In July 2004, LDI became a direct importer and wholesaler of wicker baskets, home decorating and home & garden products. Avalon is well known in its industry as a reliable supplier of product with outstanding customer service. For many years, Avalon had concentrated on the sale of wicker baskets, and related products, for home decorating and gift packaging. In recent years, Avalon has increased its product offering to include a greater array of furniture, home decorating and home & garden products. These latter products carry higher margins and a wider customer appeal. Additionally, Avalon's peak selling seasons are somewhat counter-seasonal to those in the pool and spa industry.

Three Months Ended March 31, 2005

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. While LDI was operating during the first three months of 2005, total sales were $53,750, compared to $660 for the first three months of 2004. LDI's Costs of sales were $18,450 compared to $445 for the first quarter 2004. Manufacturing overhead was $15,457, $13,293 of which was depreciation. This compares to $9,467 of manufacturing overhead and $7,423 of depreciation for the first quarter 2004. The increase in sales is primarily driven by the Avalon subsidiary, which LDI did not own in the first quarter 2004. It should be noted that the first quarter is also a slow season for the Avalon subsidiary as well.

For the three months ended March 31, 2005, LDI incurred selling, general and administrative expenses of $139,757, of which $83,243 was for salaries and benefits. Included in that figure is $36,000 representing the fee for the services of John R. Ayling, Chairman & CEO, Paul M.
Hoag, President and Michael D. Slates, CFO. The fees to Mr. Ayling, Mr. Hoag and Mr. Slates have been accrued until the operations of the company permit payment, or Mr. Ayling, Mr. Hoag or Mr. Slates determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three months ended March 31, 2005 of $119,914. Funding of these expenses was from working capital and short term loans from principal shareholders.

LDI incurred other income and expenses of $33,085 in the three months ended March 31, 2005. The principal component of other expenses was interest expense of $33,335, primarily on loans made to the Company by shareholders. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LDI had net operating working capital, at March 31, 2005, of $(1,312,085). The working capital requirements of LDI have been funded by operations and loans from shareholders.

LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.
                                    -9-

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of the Company's management, including John R. Ayling, the chief executive officer, and Michael Slates, the chief financial officer. Based on that evaluation, Messrs. Ayling and Slates concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


                         Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     31.1  Rule 13a-14(a) Certification
     31.2  Rule 13a-14(a) Certification
     32    Rule 13a-14(b) Certification


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LEISURE DIRECT, INC.


Date:  May 20, 2005                 /s/  John R. Ayling
                                    ----------------------------------------
                                    John R. Ayling, Chief Executive Officer