Form 10QSB
period 2005-06-30
LEISURE DIRECT INC
filed 2005-08-22
CIK 1131089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: June 30, 2005

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

As of August 15, 2005, 15,830,576 shares of Common Stock were issued and outstanding.

Part 1. Financial Information

                    Leisure Direct, Inc. & Subsidiaries
                    Consolidated Condensed Balance Sheet
                               June 30, 2005
                                (Unaudited)

          Assets

Current Assets
 Cash                                            $    6,758
 Accounts receivable                                 19,179
 Employee receivables                                 8,126
 Inventory                                          160,543
 Other current assets                                 9,078
                                                  ---------
 Total Current Assets                               203,684

Property and equipment, net of accumulated
 depreciation of $81,375                            181,010
                                                  ---------
 Total Assets                                       384,694
                                                  =========

          Liabilities and Stockholder's Impairment

Current Liabilities
 Accounts payable and accrued expenses              664,590
 Current portion of long term debt                   49,991
 Accrued interest payable                            35,338
 Accrued interest payable - non-bank and
  related parties                                   145,275
 Demand notes payable - related parties             373,288
 Promissory notes payable - related parties         312,523
 Royalties payable                                   24,652
 Loans payable - shareholders                        41,169
                                                  ---------
 Total Current Liabilities                        1,646,826

Long term Debt (net of current maturities)          193,845

Stockholders' Impairment
 Common stock, par value $0.001; 100,000,000
  shares authorized 15,655,576 shares issued
  and outstanding                                    15,656
 Additional paid in capital                         801,457
 Accumulated deficit                             (2,273,090)
                                                  ---------
 Total Stockholders' Impairment                  (1,455,977)
                                                  ---------
 Total Liabilities and Stockholders' Impairment $   384,694
                                                  =========

                    Leisure Direct, Inc. & Subsidiaries
               Consolidated Condensed Statements of Operations
                                (Unaudited)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                  ----------------------   --------------------
                                     2005         2004       2005        2004

Net Sales                       $   28,518   $  142,413   $  82,268   $ 143,073

Cost of Sales
 Cost of goods sold                  9,978       93,141      28,428      93,586
 Manufacturing overhead             13,267       46,126      28,724      55,593
                                 ---------    ---------   ---------  ---------
 Total Cost of Sales                23,245      139,267      57,152     149,179
                                 ---------    ---------   ---------  ---------

 Gross Profit (Loss)                 5,273        3,146      25,116      (6,106)

Selling, General &
 Administrative Expenses           107,954       71,316     247,711     118,630

Operating Loss                    (102,681)     (68,170)   (222,595)   (124,736)
                                 ---------    ---------    --------  ---------
Other Income (Expense)
 Interest income                       253          253         503         503
 Management Fee Income                   -        2,897           -       2,897
 Moving Expenses                   (12,636)           -     (12,636)          -
 Write-off Of Deposit              (50,000)           -     (50,000)          -
 Interest expense                  (32,495)     (19,904)    (65,830)    (33,078)
                                 ---------    ---------    ---------  ---------
 Total Other Income (Expense)      (94,878)     (16,754)   (127,963)    (29,678)
                                 ---------    ---------    ---------  ---------

 Net Loss                       $ (197,559)  $  (84,924)  $(350,558)  $(154,414)
                                 =========    =========    ========   =========
 Loss per share,
  basic and diluted             $     (.01)  $     (.01)  $    (.02)  $    (.01)
                                 =========    =========    ========   =========
Weighted Average Common
 Shares Outstanding             15,655,576   15,090,073  15,654,075  12,869,388
                                ==========   ==========  ==========  ==========

                       Leisure Direct, Inc. & Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                 6 Months Ended June 30,
                                              ---------------------------
                                                   2005           2004
Cash Flows From Operating Activities:         -------------  ------------
 Net Loss                                        $ (350,558)   $ (154,414)

Adjustments to Reconcile Net Loss to Net
Cash (Used) by Operating Activities:
  Depreciation and amortization                      26,416        18,166
  Write-off of Deposit                               50,000             -
 Changes in Operating Assets and Liabilities
  Accounts receivable                                (5,570)         (503)
  Inventory                                           4,828       (19,402)
  Prepaid expenses                                        -       (36,821)
  Other current assets                                  521       (53,512)
  Accounts payable and accrued expenses             148,520        56,036
  Accrued interest payable                           31,437         6,099
  Accrued interest payable - related parties         32,930        20,186
                                                   --------      --------
  Net Cash (Used) by Operating Activities           (61,476)     (164,165)
                                                   --------      --------
Cash Flows From Investing Activities
 Purchases of fixed assets                              (85)            -
                                                   --------      --------
  Net Cash Used by Investing Activities                 (85)            -
                                                   --------      --------
Cash Flows From Financing Activities
 Proceeds from related party notes                   54,636       123,299
 Proceeds from notes                                      -        60,000
 Repayment of related party notes                         -      (201,630)
 Change in Long Term Debt                                 -       182,078
 Proceeds from sale of common shares                  7,230             -
                                                   --------      --------
   Net Cash Provided by Financing Activities         61,866       163,747
                                                   --------      --------

Net Increase (Decrease) in Cash and Equivalents         305          (418)

Cash and Equivalents at Beginning of Year             6,453         1,556
                                                   --------      --------
Cash and Equivalents at End of Quarter           $    6,758    $    1,138
                                                   ========      ========

                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Stock-Based Compensation

On July 26, 2004 the Company's Board of Directors adopted the 2004 Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was established to further the growth of the Company by allowing the Company to compensate employees, consultants and other persons who provide bona-fide services to the Company through the award of Common Stock. The Board of Directors, at its discretion, is authorized to compensate eligible employees and consultants up to an aggregate of 1,500,000 shares. The Company issued 3,003 shares, at fair market value at the time of issuance, in the first two quarters of 2005.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $350,558 during the six months ended June 30, 2005. Also, as of June 30, 2005, the Company only had $6,758 in cash, and current liabilities exceeded current assets by $1,443,142.

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

                   Twelve months Ending
                            December 31,

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
                                              ========


Related Party Transactions

During 2005, the Company issued demand notes payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. The outstanding principal balance on the loans from DABE, as of June 30, 2005 is $380,288. Mr. Ayling is the sole shareholder of DABE, Inc.

Mr. Ayling, Chairman and CEO, individually and as President and sole stock holder of Capital First Corporation, LLC and Olympic Pools, Inc., control 71.9% of LDI. Through this ownership, Mr. Ayling has the effective power to control the vote on substantially all significant matters without the approval of other stockholders. The following table indicates the amounts owed to Mr. Ayling, and each of his controlled entities:

Name                  Principal Amount        Payment Arrangements    Rate
----------------------------------------------------------------------------
John R. Ayling        $  12,152.93             Demand                  10%
Capital First         $  32,956.87             Demand                  10%
DABE                  $ 380,288.18             Demand                  10%
Olympic Pools         $  24,429.27             A/P                      0%
John R. Ayling        $  24,000.00             Accrued Salary.
                                               Option to take 1/2
                                               of salary in
                                               options valued at
                                               $0.50 per share          0%


In the first quarter 2005, the company issued Ernie Stevens stock, in lieu of salary, 2003 shares of common stock, par value .001, valued at $4,006.

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

The following table represents the results, by segment, for the six months ended June 30, 2005.
                                               Gifts and
                                    Pools     Accessories       Total
                                ------------  ------------   -----------
Revenues                         $   3,522     $   78,746    $    82,268

Depreciation                     $  21,654     $    4,762    $    26,416

Inventory                        $  46,037     $  114,506    $   160,543

Fixed Asset Expenditures         $       -     $       85    $        85

Property, Plant and Equipment,
 net                             $ 146,589     $   34,421    $   181,010


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

Introduction

LDI currently manufactures above ground pools. It is the mission of the LDI to become the premier, highest quality and most nationally recognized manufacturer and direct marketer of pool, spa (commonly known as "hot tubs") and patio products in the United States. LDI also intends to increase its product line to include a wider range of backyard entertainment products for cross selling opportunities in conjunction with its core products. Leisure Direct will implement its strategy through first building a direct marketing distribution network through consolidation by acquiring existing dealers of competing products and converting each location to direct sales points of Leisure Direct's products. The next step will be to acquire existing manufacturers of other backyard entertainment products and marketing these products through the same distribution channel.

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


Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The above ground pool industry, especially in the Midwest, is very seasonal.
A very high percentage of total sales are incurred in the months of May to September. While LDI was operating during the first six months of 2005, total sales were $82,268, compared to $143,073 for the first six months of 2004. LDI's costs of sales were $57,152 compared to $149,179 for the first quarter 2005. Manufacturing overhead was $28,724, $26,416 of which was depreciation. This compares to $55,593 of manufacturing overhead and $18,166 of depreciation for the first two quarters of 2004. The decrease in sales was primarily driven by the move of the operations of the pool manufacturing division during the second quarter. While the second quarter is the most active for the pool manufacturing division, it was determined by management that the opportunity to cut long term costs by moving the operations outweighed the short term loss of sales.

For the six months ended June, 2005, LDI incurred selling, general and administrative expenses of $247,711, of which $153,254 was for salaries and benefits. Included in that figure is $72,000 representing the fee for the services of John R. Ayling, Chairman & CEO, Paul M. Hoag, President and Michael D. Slates, CFO. The fees to Mr. Ayling, Mr. Hoag and Mr. Slates have been accrued until the operations of the company permit payment, or Mr. Ayling, Mr. Hoag or Mr. Slates determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the six months ended June 30, 2005 of $252,294. Funding of these expenses was primarily from working capital and short term loans from principal shareholders.

LDI incurred other income and expenses of ($127,963) in the six months ended June 30, 2005. The principal components of other expenses were interest expense of $65,830, primarily on loans made to the Company by shareholders and $50,000 in the writeoff of a deposit for the acquisition of real estate. Interest expense was accrued, and will be paid when the operations of the company permit payment.

During the second quarter 2005, the company moved its pool manufacturing operations to 500 Fassett Street, Toledo. The company entered into a two year lease for the property at $2,500 per month, plus insurance and taxes. LDI has an option to purchase the property for $470,000, until October 1, 2005, and a right of first refusal for the term of the lease. The new facility has approximately 50,000 square foot of manufacturing space, and sits of 10 acres of land. The former facility had approximately 23,000 square foot of manufacturing space and sat on 3.5 acres of land. LDI had an option to purchase that location for $1,100,000. LDI gave the seller a non-refundable deposit of $50,000 for the option, and has forfeited that sum by moving from the premises. Based upon the larger manufacturing space and larger area for expansion, management determined that it was appropriate to move the pool manufacturing facility to the Fassett Street location, even if that move were to take place during its busiest part of the season.

Liquidity and Capital Requirements

LDI had net working capital, at June 30, 2005, of $(1,443,142). The working capital requirements of LDI have been funded by loans from shareholders.

LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial. In the event that additional funding is not procured, possible outcomes to LDI's lack of liquidity include voluntary or involuntary bankruptcy filing, or voluntary liquidation of the company.

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of the Company's management, including John R. Ayling, the chief executive officer, and Michael Slates, the chief financial officer. Based on that evaluation, Messrs. Ayling and Slates concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


                         Part II - OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

          None.

Item 6. Exhibits


        31.  Rule 13a-14(a) Certification
        32.  Rule 13a-14(b) Certification




                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LEISURE DIRECT, INC.


Date:  August 19, 2005              /s/  John R. Ayling
                                    ------------------------------------------
                                    John R. Ayling, Chief Executive Officer