Form 10QSB
period 2005-09-30
LEISURE DIRECT INC
filed 2005-11-23
CIK 1131089

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)   Yes [ ]  No  [X]

As of November 15, 2005, 15,873,576 shares of Common Stock were issued and outstanding.

Part 1. Financial Information

                    Leisure Direct, Inc. & Subsidiaries
                    Consolidated Condensed Balance Sheet
                           September 30, 2005
                              (Unaudited)

        Assets

Current Assets
 Cash                                                    $     1,396
 Accounts receivable                                          17,327
 Employee receivables                                          9,572
 Inventory                                                   139,142
 Other current assets                                         10,290
                                                          ----------
 Total Current Assets                                        177,727

Property and equipment, net of accumulated
 depreciation of $94,498                                     167,887
                                                          ----------
 Total Assets                                                345,614
                                                          ==========
        Liabilities and Stockholder's Impairment

Current Liabilities
 Accounts payable and accrued expenses                       679,255
 Current portion of long term debt                            49,991
 Accrued interest payable                                     49,994
 Accrued interest payable - related parties                  165,057
 Demand notes payable - related parties                      298,641
 Promissory note                                             132,000
 Promissory notes payable - related parties                  301,887
 Royalties payable                                            24,652
 Loans payable - shareholders                                 38,949
                                                          ----------
 Total Current Liabilities                                 1,740,426
                                                          ----------
Long term Debt (net of current maturities)                   193,845
                                                          ----------
Stockholders' Impairment
 Common stock, par value $0.001; 100,000,000
  shares authorized 15,873,576 shares issued
  and outstanding                                             15,874
 Additional paid in capital                                  903,502
 Accumulated deficit                                      (2,508,033)
                                                          ----------
 Total Stockholders' Impairment                           (1,588,657)
                                                          ----------
 Total Liabilities and Stockholders' Impairment          $   345,614
                                                          ==========


The attached notes are an integral part of these financial statements.

                     Leisure Direct, Inc. & Subsidiaries
               Consolidated Condensed Statements of Operations
                               (Unaudited)


                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                              2005           2004        2005          2004
                           ---------      ---------    ---------     --------
Net Sales                 $   10,564     $  106,166   $   92,832    $ 249,239

Cost of Sales
 Cost of goods sold           32,017         42,640       60,445      136,226
 Manufacturing overhead       40,338         50,089       69,062      105,682
                           ---------      ---------    ---------    ---------
Total Cost of Sales           72,355         92,729      129,507      241,908
                           ---------      ---------    ---------    ---------

Gross Profit (Loss)          (61,791)        13,437      (36,675)       7,331

Selling, General &
 Administrative              135,397        178,259      383,108      296,889

Provision for Doubtful
 Accounts                          -            403            -          403
                           ---------      ---------    ---------    ---------
Operating Loss              (197,188)      (165,225)    (419,783)    (289,961)
                           ---------      ---------    ---------    ---------
Other Income (Expense)
 Interest income                 255            255          758          758
 Moving Expenses              (4,759)       (55,381)     (17,395)     (55,381)
 Management Fee Income             -              -            -        2,897
 Write-off Of Deposit              -              -      (50,000)           -
 Interest expense            (33,250)       (33,952)     (99,080)     (67,030)
                           ---------      ---------    ---------    ---------
Total Other Income (Expense) (37,754)       (89,078)    (165,717)    (118,756)
                           ---------      ---------    ---------    ---------
Net Loss                  $ (234,942)    $ (254,303)  $ (585,500)  $ (408,717)
                           =========      =========    =========    =========
Loss per share, basic
 and diluted              $     (.02)    $     (.02)  $     (.04)  $     (.03)
                           =========      =========    =========    =========
Weighted Average Common
 Shares Outstanding       15,716,380     15,436,388   15,675,077   14,468,827
                          ==========     ==========   ==========   ==========


The attached notes are an integral part of these financial statements.

                    Leisure Direct, Inc. & Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                               (Unaudited)



                                                 Nine Months Ended
                                                   September 30,
                                            ---------------------------
                                                2005            2004
                                            ---------------------------
Cash Flows From Operating Activities:
 Net Loss                                   $ (585,500)     $ (408,717)
 Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities
   Operating Activities:
   Depreciation and amortization                39,539          29,891
   Stock-based Compensation                     27,230          90,667
   Stock Issued for Services                    82,260               -
   Bad Debts                                         -             403
   Write-off of Deposit                         50,000               -
 Changes in Operating Assets and Liabilities
  Accounts receivable                           (3,718)         (4,924)
  Other receivables - related party                  -          (2,316)
  Inventory                                     26,229         (63,391)
  Prepaid expenses                                   -         (90,643)
  Other current assets                            (691)           (106)
 Accounts payable and accrued expenses         195,185          68,464
  Accrued interest payable                      46,093               -
  Other current liabilities                          -          16,127
  Accrued interest payable - related parties    52,712          28,334
                                              --------        --------
  Net Cash Used by Operating Activities        (70,661)       (336,211)
                                              --------        --------
Cash Flows From Investing Activities:
 Purchases of fixed assets                         (85)        (38,212)
                                              --------        --------
  Net Cash Used by Investing Activities            (85)        (38,212)
                                              --------        --------
Cash Flows From Financing Activities:
 Proceeds from related party notes             195,000         147,599
 Proceeds from third party notes               100,000         240,000
 Repayment of related party and shareholder
  notes                                       (229,314)       (248,503)
 Proceeds from Long Term Debt                        -         246,163
                                              --------        --------
  Net Cash Provided by Financing Activities     65,686         385,259
                                              --------        --------
Net (Decrease) Increase in Cash and
 Equivalents                                    (5,057)          1,336

Cash and Equivalents at Beginning of Year        6,453           1,556
                                              --------        --------
Cash and Equivalents at End of Quarter       $   1,396       $   2,892
                                              ========        ========


The attached notes are an integral part of these financial statements.

                    Leisure Direct, Inc. & Subsidiaries
          Notes to the Consolidated Condensed Financial Statements
                                (Unaudited)


Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Stock-Based Compensation

     On July 26, 2004 the Company's Board of Directors adopted the 2004 Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was established to further the growth of the Company by allowing the Company to compensate employees, consultants and other persons who provide bona-fide services to the Company through the award of Common Stock. The Board of Directors, at its discretion, is authorized to compensate eligible employees and consultants up to an aggregate of 1,500,000 shares. The Company issued 221,003 shares, at fair market value at the time of issuance, in the first three quarters of 2005.

Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $585,500 during the nine months ended September 30, 2005. Also, as of September 30, 2005, the Company only had $1,396 in cash, and current liabilities exceeded current assets by $1,562,699.

     Management's plans include raising additional funding from debt and equity transactions that will be used to acquire additional point of sale outlets that should in turn increase sales. Also, the implemen-tation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows. However, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Long Term Debt

     On January 15, 2004, the Company entered into a term loan agreement with Preferred Equity Leasing, whereby Company may borrow up to $500,000. Interest rates on each advance are determined at the date of such advance, requiring monthly installment payments of principal and interest.

                    Leisure Direct, Inc. & Subsidiaries
         Notes to the Consolidated Condensed Financial Statements
                               (Unaudited)

Long Term Debt (continued)

     Under the agreement, the Company has received advances totaling $243,839. These advances bear interest at rates between 22.15% and 33.2%, with monthly payments totaling $8,606 and maturities of 48 or 60 months with due dates ranging from March 30, 2006 through March 30, 2009. These loans are secured by equipment with a net book value of $120,266.

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
                                                  ========

Short Term Debt

     On September 12, 2005, the company borrowed from an unrelated party the amount of $100,000. The term of the loan is 6 months, and the interest rate is 30% per annum. The company also issued 100,000 shares of restricted common stock to the lender.

Related Party Transactions

     During 2005, the Company issued demand notes payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. The outstanding principal balance on the loans from DABE, as of September 30, 2005 is $278,488. John Ayling, the Company's CEO, is the sole shareholder of DABE, Inc.

                    Leisure Direct, Inc. & Subsidiaries
         Notes to the Consolidated Condensed Financial Statements
                               (Unaudited)

Related Party Transactions (continued)

     Mr. Ayling, the Company's CEO, individually and as President and sole stock holder of Capital First Corporation, LLC and Olympic Pools, Inc., control 71.9% of the outstanding shares of LDI. Through this ownership, Mr. Ayling has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.
     The following table indicates the amounts owed to Mr. Ayling, and each of his controlled entities:

     Name                Principal Amount         Payment Arrangements    Rate
     -------------------------------------------------------------------------
     Capital First          $  10,110                 Demand               10%
     DABE                   $ 278,488                 Demand               10%
     Olympic Pools          $  24,429                 A/P                   0%
     John R. Ayling         $  36,000                 Accrued Salary        0%


     In the first three quarters of 2005, the company issued Ernie Stevens, in lieu of salary, 52,003 shares of common stock, par value .001, valued at $24,006.

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

     The following table represents the results, by segment, for the nine months ended September 30, 2005.
                                         --------------------------------
                                                    Gifts and
                                         Pools     Accessories     Total
                                         --------------------------------
     Revenues                           $  14,086   $  78,746    $  92,832
     Depreciation                          32,226       7,143       39,539
     Inventory                             24,635     114,506      139,142
     Fixed Asset Expenditures                   -          85           85
     Property, Plant and Equipment, net   135,847      32,040      167,887

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

Introduction

LDI currently manufactures above ground pools. It is the mission of the LDI to become the premier, highest quality and most nationally recognized manufacturer and direct marketer of pool, spa and patio products in the United States. LDI also intends to increase its product line to include a wider range of backyard entertainment products for cross selling opportunities in conjunction with its core products. Leisure Direct will implement its strategy through first building a direct marketing distribution network through consolidation by acquiring existing dealers of competing products and converting each location to direct sales points of Leisure Direct's products. The next step will be to acquire existing manufacturers of other backyard entertainment products and marketing these products through the same distribution channel.

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

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The above ground pool industry, especially in the Midwest, is very seasonal.
A very high percentage of total sales are incurred in the months of May to September. While LDI was operating during the first nine months of 2005, total sales were $92,832, compared to $249,239 for the first nine months of 2004. LDI's costs of sales were $129,507 compared to $241,908 for the same period. Manufacturing overhead was $69,062, $39,369 of which was depreciation. This compares to $105,682 of manufacturing overhead and $26,246 of depreciation for the first three quarters of 2004. The decrease in sales was in part driven by the move of the operations of the pool manufacturing division during the second quarter. While the second quarter is the most active for the pool manufacturing division, it was determined by management that the opportunity to cut long term costs by moving the operations outweighed the short term loss of sales.

The primary reason for the decline in sales is that the Company lacks the capital resources necessary to operate its business. For that reason, Management has reduced its operations to a minimal level, as it seeks for the capital necessary to implement its business plan. Unless and until that capital is obtained, the Company's sales will remain insignificant.

For the nine months ended September 30, 2005, LDI incurred selling, general and administrative expenses of $383,108, of which $217,725 was for salaries and benefits. Included in that figure is $72,000 representing the fee for the services of John R. Ayling, Chairman & CEO and Paul M. Hoag, President. The fees to Mr. Ayling and Mr. Hoag have been accrued until the operations of the company permit payment, or Mr. Ayling or Mr. Hoag determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the nine months ended September 30, 2005 of $419,783. Funding of these expenses was primarily from working capital and short term loans from principal shareholders.

LDI incurred other income and expenses of ($165,717) in the nine months ended September 30, 2005. The principal components of other expenses were interest expense of $99,080, primarily on loans made to the Company by shareholders and $50,000 in the writeoff of a deposit for the acquisition of real estate. Interest expense was accrued, and will be paid when the operations of the company permit payment.

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

Liquidity and Capital Requirements

LDI had a working capital deficit, at September 30, 2005, of $1,562,699. The working capital requirements of LDI have been funded by loans from shareholders.

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

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of the Company's management, including John R. Ayling, the Company's chief executive officer and chief financial officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                      LEISURE DIRECT, INC.


Date:  November 21, 2005              /s/  John R. Ayling
                                      ---------------------------------------
                                      John R. Ayling, Chief Executive Officer