Form 10KSB
period 2005-12-31
LEISURE DIRECT INC
filed 2006-05-19
CIK 1131089

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the fiscal year ended           December 31, 2005
                                   ---------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _________________

                         Commission file number 0-50584
                                                -------

                              LEISURE DIRECT, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)

              Nevada                                  98-0335555
     ----------------------------                 ------------------
     (State or Other Jurisdiction                  (I.R.S. Employer
   of Incorporation or Organization)              Identification No.)

1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH      46551
-----------------------------------------------------------     --------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (419) 873-1111
                                -----------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:  None.


             Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                    -----------------------------------------
                                (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. __

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                  ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

     The issuer's revenues for its most recent fiscal year were $93,020.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

     The aggregate market value of our common shares held by non-affiliates of the registrant on May 12, 2006 was approximately $1,003,511.

     As of May 12, 2006, the Issuer had 8,542,010 common shares, $.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes    No X
                                                       ---   ---

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

The Company's distribution channel currently involves selling its products to retail dealers of pools and spas. These retail dealers then sell the Company's products to the ultimate consumer of the products. During 2004 approximately 25% of our sales were made to Springfield TERRA-FIRMA Properties, Ltd., to whom we have licensed the right to operate as "Olympic Pools."

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

Personnel
---------

LDI currently has four (4) full time employees. In addition, two of LDI's principal's, John R. Ayling, Chairman and CEO, Paul M. Hoag, President, spent a material amount of time working on behalf of the Company during the year. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our business plan. Because of the seasonal nature of the pool business, the Company can meet its current operating needs with seasonal labor. In the coming year, management estimates that it will need 5 to

10 seasonal laborers. As the Company grows, it will develop a group of full time employees that will be supplemented with seasonal labor.

Item 2.  Description of Property

The Company's executive offices are currently located at 1070 Commerce Drive, Building II, Suite 303, Perrysburg, Ohio 43551. The Company shares a portion of an office complex located at this address with Capital First Corporation, a shareholder of the Company. Effective July 1, 2004 the Company entered into a sublease agreement with Capital First, a related entity for this location. The sublease agreement calls for monthly rent of $2,500.

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

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

         (a)  Market Information

         The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDTI" since September 27, 2004. Prior to that date, the Company's common stock was quoted on the Pink Sheets, beginning on August 2, 2004. Set forth below are the high and low bid prices for the fiscal quarters, 2005, since quotes were first posted. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


           Quarter Ended             High Bid         Low Bid
           -------------             --------         -------
           December 31, 2005           $ .90           $ .15
           September 30, 2005          $2.00           $ .30
           June 30, 2005               $3.50           $1.10
           March 31, 2005              $3.74           $ .90

         (b)  Shareholders

On May 12, 2006, there were 115 holders of record of the Company's common stock.

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

         (d)  Recent Sales of Unregistered Securities

     The Company did not sell any securities during the 4th quarter of 2005 that were not registered under the Securities Act.

         (e)  Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2005.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

For the year ended December 31, 2005, LDI had revenues of $93,020 which represented a 74.1% decrease over 2004 revenues of $359,305. LDI had a working capital shortage throughout 2005 and did not emphasize current operations. Because of the several acquisition opportunities available to LDI, management elected to devote all of it's time seeking financing partners for these acquisitions.

LDI's gross margin was (256.4) in 2005, down from the (12.2%) realized in 2004. Gross margins declined, due to fixed expenses, including depreciation expenses payment of rent on the manufacturing facility, the impairment of approximately $ 150,000 of inventory, and the write off of an option to purchase real estate in the amount of $50,000.

During 2005 LDI incurred selling, general and administrative expenses of $2,557,989 in 2005, compared to $480,898 in 2004. The primary drivers for the increase in selling, general and administrative expenses including fund raising expenses of $151,052, salaries to officers and management of $165,863 and management fees of $21,860. Of the $289,000 in salaries, and $115,400 of consulting fees, and $ 1,674,750 in financing fees. in

The Company's operating loss was $2,849,011. While a majority of the operating loss stems from the charge from the financing transaction, funding of the company came from loans from LDI's principal shareholders.

The Company had a loss for tax purposes in 2005 and 2004. The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company can not determine when, if ever, it will be able to use the tax loss carry forwards.

     Liquidity and Capital Resources

LDI's operations used $146,256 in cash during 2005. The depletion of cash was primarily attributable to the operating losses incurred during the year.

LDI had a working capital deficit of $ 1,908,703 at December 31, 2005. Although more than half of the debts that produce the deficit are owed to shareholders and are, therefore, friendly, the remainder is primarily owed to the vendors from whom we purchase components for our products. Our inability to make timely payments for components makes it difficult for us to obtain preferential pricing.

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

     Application of Critical Accounting Policies

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2005, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward. The primary reason for the determination was our lack of certainty as to whether Leisure Direct will carry on profitable operations in the future.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2005.

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

Item 7.  Financial Statements and Supplementary Data

The financial statements of the Company, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 14 of this Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

     John Ayling, our Chief Executive Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2005. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Ayling performed his evaluation.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

                                                                      Director
    Name           Age                 Position                         Since
--------------     ---    ---------------------------------------     --------
John R. Ayling     61     CEO and Director (Chairman of the Board)      2004

Paul M. Hoag       49     President                                      --

John R. Ayling -CEO and Chairman of the Board. John R. Ayling, 62, has been CEO of the Company since October of 2003. Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm. From 1983 to 1988, he served as a Vice President at Oberweis Securities. From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker. Mr. Ayling is a NASD registered representative and holds Series 7, 24 and 63 licenses. From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division. Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

Paul M. Hoag - President. Paul M. Hoag, 50, became President of Leisure Direct in August, 2004. Mr. Hoag has 20 years of managerial and finance experience. From 1999 until 2002, Mr. Hoag worked for with Prudential Securities. From 2002 until joining the Company, Mr. Hoag worked with Merrill Lynch. For Prudential Securities and Merrill Lynch, Mr. Hoag was a broker and he managed individual and non-profit accounts and 401(k) plans. Mr. Hoag is a NASD registered representative and holds a Series 6,7,63 and 65 licenses. From 1980 until 1999 Mr. Hoag was involved in the construction and finance industry from project superintendent for 8 to 15 million dollar commercial projects before becoming sales manager for the largest home builder in the Toledo area in 1989. He started a home and construction mortgage business with several partners in 1992 which was sold in 1995 and his own home building business in 1994 before entering the brokerage industry. Mr. Hoag has a BBA in Business Administration for marketing and finance from the University of Toledo and also holds insurance and real estate brokerage licenses in Ohio.


     AUDIT COMMITTEE


The Board of Directors has not appointed an Audit Committee of the Board. The Board of Directors has determined that John R. Ayling is qualified to serve as an "audit committee financial expert", as defined in the Regulations of the Securities and Exchange Commission, by reason of his work and educational experience. Mr. Ayling is not an "independent director", as defined in the Regulations of the Securities and Exchange Commission.

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


Item 10. Executive Compensation

In 2005, no officer or director received any cash compensation from the Company. In 2005, the Company agreed to pay Mr. Ayling and Mr. Hoag each a salary of $48,000 per year. Mr. Ayling and Mr. Hoag agreed to take up to 50% of their compensation in the form of options on common stock.

This table itemizes the compensation we paid to John Ayling, who served as our Chief Executive Officer during 2005. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2005 exceeded $100,000.

                                  Compensation
                                  Year      Salary      Stock Grant
                                  ----      ------      -----------
         John Ayling.......       2005      $48,000*         0
                                  2004      $36,000*      $48,000
                                  2003         0             0

* Mr. Ayling agreed to take 50% of his 2005 salary and 100% of this 2004 salary in the form of options on commons stock.

         Stock Option Awards

                 ---------------- ------------ --------------
                 Name             Position     Options
                 ---------------- ------------ --------------

                 John R. Ayling   CEO          48,000
                 ---------------- ------------ --------------
                 Paul M. Hoag     President    48,000
                 ---------------- ------------ --------------

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2005 and those options held by him on December 31, 2005.

                      Option Grants in the Last Fiscal Year
                      -------------------------------------

                         Percent
                         of total                           Potential realizable
             Number of   options                            value at assumed
             securities  granted to                         annual rates of
             underlying  employees   Exercise               appreciation of
             option      in fiscal   Price      Expiration  for option term
Name         granted     year        ($/share)  Date           5%          10%
-----------  ----------  ----------  ---------  ----------  --------    --------
John Ayling  48,000      37.5        .50        5 years     0           5,760

                    Aggregated Fiscal Year-End Option Values

              Number of securities underlying  Value of unexercised in-the-money
              unexercised options at fiscal    options at fiscal year-end ($)
Name          year-end (#) (All exercisable)   (All exercisable)
-----------   ------------------------------   ---------------------------------
John Ayling                 0                                  0
400

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of 12/31/05.

                                    Amount and
                                    Nature of
Name and Address                    Beneficial         Percentage
of Beneficial Owner(1)              Ownership(2)        of Class
-----------------------------------------------------------------------
John R. Ayling                      11,391,000(3)(5)     65.6%

Paul M. Hoag                            88,500(5)          .5%


All Officers and Directors
 As a Group (2 persons)             11,443,500(3)(5)     66.1%

Michael D. Slates                      905,250(4)(5)      5.2%

Capital First Corporation, LLC         974,156           56.1%

Olympic Pools, Inc.                  1,133,437            6.5%

------------------------------------

(1) The address of Mr. Ayling and Mr. Hoag is c/o Leisure Direct, Inc., 1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH 43551

(2)  All shares are owned of record unless otherwise indicated.
(3) The shares beneficially owned by Mr. Ayling include 9,741,563 shares owned by Capital First Corporation, LLC, and 1,133,437 shares owned by Olympic Pools, Inc., both of which are owned and managed by Mr. Ayling.
(4) Includes 82,500 shares which Mr. Slates may acquire upon exercise of warrants attached to a promissory note issued to him by LDI-Delaware.
(5) Includes for unexercised options of 36,000 for Mr. Slates and 36,000 for Mr. Hoag.

     Equity Compensation Plan Information


                             Number of              Weighted           Number of securities
                      securities to be issued    average exercise      remaining available
                          upon exercise of     price of outstanding    for future issuance
                        outstanding options,     options, warrants         under equity
                        warrants and rights         and rights          compensation plans
Equity compensation
plans approved by
security holders             72,000                     .50                 2,531,500

Equity compensation
plans not approved by           0                       N.A.                    0
security holders

               Total         72,000                     .50                 2,531,500

Item 12. Certain Relationships and Related Transactions

During 2004 and 2005, the Company paid expenses of Olympic Pools, Inc. (OPI). OPI is a shareholder of the Company. PCPI is wholly owned by John Ayling, President and Chairman of the Company. The Company is indebted to to OPI for loans made to the Company. The Company paid certain vendors of OPI, and payments made to remove certain chemical barrels from the Company's plant that were attributable to OPI's activities. Payments totaling $9,500 and $1,649 respectively were made. The Company reduced the indebtedness to OPI in identical amounts.

During 2005, the Company issued demand notes, net, in the amount of $1,034, payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. Mr. Ayling is the sole shareholder of DABE, Inc.

On January 1, 2004, Leisure Direct and Capital First Corporation, LLC, entered into a Financial Business Development & Investment Banking Advisory Services Agreement, whereby Capital First, and its principals, John R. Ayling and Michael
D. Slates, would provide certain management and development services for the Company. This transaction took place prior to the merger between Leisure Direct, Inc., and Olympic Manufacturing Company, LLC. Capital First, John Ayling and Michael Slates to provide business development and investment banking advisory services to the Company for one year. Under the agreement, Capital First may earn success fees contingent upon the Company's securing of equity or other financing. Mr. Ayling and Mr. Slates ("Individual Consultants") will receive compensation of $36,000 and $28,000, respectively, for the services to be provided to the Company. The Individual Consultants may also elect to receive their compensation via common stock at a rate of four shares of stock for each dollar of compensation. Effective August 2, 2004, the Company extended the employment agreements of Mr. Ayling and Mr. Slates. In 2005 and 2006, Mr. Ayling and Mr. Slates will receive compensation in the amounts of $48,000 and $60,000, respectively. Mr. Ayling and Mr. Slates each have options to receive one-half of the salary in stock valued at $0.50 per share. As of August 31, 2005, Mr. Slates resigned as an officer and director of the Company, and from Capital First. As of December 31, 2005, there remained unpaid compensation from the Company to Mr. Slates of $26,000, including the option to take $10,000 of this compensation in the form of up to 20,000 shares of stock. In addition, the Company agreed to pay Mr. Slates the amount of $8,000 for the period of September 1, 2006 through December 31, 2006, with the option of receiving this compensation in the form of common stock at the price of $0.50 per share.

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

     (a) Financial Statements

         Report of Independent Registered Public Accounting Firm

         Balance Sheet

         Statements of Operations

         Statements of Changes in Stockholders' Equity

         Statements of Cash Flows

         Notes to the Financial Statements


     (b) Exhibits

                                             Incorporated By
Exhibit                                      Reference from         No. in
Number            Description                    Document          Document
3.1        Certificate of Incorporation             A                3.1
3.2        Bylaws                                   A                3.2
4.1        Form of Common Stock Certificate         A                4.1
31         Rule 13a-14(a) Certification
32         Rule 13a-14(b) Certification

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

     (c) Reports on Form 8-K. None.


Item 14  Principal Accountant Fees and Services

     Audit Fees

     Rosenberg Rich Baker Berman & Co. billed $40,500 to the Company for professional services rendered for the audit of our 2005 financial statements and review of the financial statements included in our 10-QSB and 10-KSB filings for the four quarters of 2005.

     Audit-Related Fees

     Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2005 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

     Tax Fees

     Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2005 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2005 for services not described above.

          It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

           Report of the Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Leisure Direct, Inc.


We have audited the accompanying consolidated balance sheet of Leisure Direct, Inc. as of December 31, 2005 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leisure Direct, Inc. as of December 31, 2005 and the results of its operations, changes in shareholder's equity and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Leisure Direct, Inc. will continue as a going concern. As more fully described in the notes to the consolidated financial statements, the company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
May 7, 2006

                              Leisure Direct, Inc.
                           Consolidated Balance Sheet
                                December 31, 2005


                                     Assets

Current Assets
  Cash and equivalents                                              $       637
                                                                    -----------

     Total Current Assets                                                   637

Property and equipment, net of
 accumulated depreciation of $80,965                                    158,234
                                                                    -----------

  Total Assets                                                          158,871
                                                                    ===========

                    Liabilities and Stockholder's Impairment

Current Liabilities
  Accounts payable and accrued expenses                                 565,246
  Accrued interest payable                                              118,573
  Accrued interest payable - related parties                            135,078
  Promissory notes payable, net of discount of $17,176                  390,600
  Promissory notes payable - related parties                            699,843
                                                                    -----------

     Total Current Liabilities                                        1,909,340
                                                                    -----------


Stockholders' Impairment
  Common stock, par value $0.001; 100,000,000
   shares authorized 17,368,573 shares
   issued and outstanding                                                17,368
  Additional paid in capital                                          4,677,091
  Deferred consulting fees                                             (189,504)
  Subscription receivable                                            (1,312,500)
  Accumulated deficit                                                (4,942,924)
                                                                    -----------

     Total Stockholders' Impairment                                  (1,750,469)
                                                                    -----------

     Total Liabilities and
      Stockholders' Impairment                                      $   158,871
                                                                    ===========

The attached notes are an integral part of these financial statements.

                              Leisure Direct, Inc.
                      Consolidated Statements of Operations



                                                     Year Ended December 31,
                                                  -----------------------------
                                                       2005            2004
                                                  ------------     ------------

Net Sales                                         $     93,020     $    359,305

Cost of Goods Sold                                     206,965          244,991
Manufacturing Overhead                                 124,544          158,199
                                                  ------------     ------------

     Gross (Deficit) Profit                           (238,489)         (43,885)
                                                  ------------     ------------

Selling, General & Administrative Expenses           2,557,989          480,898
Goodwill Impairment                                          -          250,000
Provision for Doubtful Accounts                         52,533            1,325
                                                  ------------     ------------

     Operating Loss                                 (2,849,011)        (776,108)
                                                  ------------     ------------

Other Income (Expense)
     Interest Income                                       758            1,014
     Interest Expense                                 (120,229)         (98,773)
     Loss on disposal of assets                        (51,909)               -
                                                  ------------     ------------

        Total Other Income (Expense)                  (171,380)         (97,759)
                                                  ------------     ------------


Net Loss                                          $ (3,020,391)    $   (873,867)
                                                  ============     ============


Loss per share, basic and diluted                 $       (.18)    $       (.06)
                                                  ============     ============

Weighted Average Common Shares Outstanding          16,512,524       15,356,907
                                                  ============     ============


The attached notes are an integral part of these financial statements.

                                                        Leisure Direct, Inc.
                                    Consolidated Statement of Changes in Stockholders' Impairment
                                               Years Ended December 31, 2005 and 2004



                         Common Stock      Additional                                                Treasury Stock        Total
                      -------------------    Paid In    Retained       Deferred    Subscription  --------------------  Stockholders'
                        Shares    Amount     Capital    (Deficit)     Consulting    Receivable     Shares      Amount    Impairment
                     ---------- ---------  ----------  -----------   -----------   -----------   ---------   ---------   -----------
Balance -
 January 1, 2004      6,187,573 $  70,501  $  676,775  $(1,048,666)                              $(862,500)  $ (35,000) $  (336,390)
Repayment of
 related party debt     127,500       127      16,873            -                                       -           -       17,000
Effect of merger
 and recapitalization 8,775,000   (55,539)       (104)           -                                 862,500      35,000      (20,643)
Shares issued for
 settlement of
 accrued salaries       559,500       560      99,190            -                                       -                   99,750
Shares issued for
 equipment                3,000         3       1,497            -                                       -                    1,500
Net loss, 2004                                      -     (873,867)                                      -           -     (873,867)
                     ---------- ---------  ----------  -----------   -----------   -----------   ---------   ---------   -----------

Balance -
 December 31, 2004   15,652,573    15,652     794,231   (1,922,533)                                      -           -   (1,112,650)
                     ---------- ---------  ----------  -----------   -----------   -----------   ---------   ---------   -----------

Repayment of
 related party debt      55,000        55     175,945            -                                       -           -      176,000
Shares issued for
 settlement of
 accrued salaries       367,500       367     286,383            -                                       -           -      286,750
Shares issued
 for services           208,500       209     115,191            -                                       -           -      115,400
Shares issued for
 settlement of
 accrued expenses        35,000        35      26,365            -                                       -                   26,400
Shares issued in
 connection with
 note payable           100,000       100      41,076                                                                        41,176
Amortization of
 consulting fees                                                       1,710,846                                          1,710,846
Warrants issued
 for services                 -         -   1,900,350            -    (1,900,350)                        -           -
Exercised Warrants      950,000       950   1,337,550                               (1,312,500)                              26,000
Net loss, 2005                -         -           -   (3,020,391)            -             -           -           -   (3,020,391)
                     ---------- ---------  ----------  -----------   -----------   -----------   ---------   ---------   -----------

Balance -
 December 31, 2005   17,368,573 $  17,368  $4,677,091  $(4,942,924)  $  (189,504)  $ (1312,500)  $       -   $       -  $(1,750,469)
                     ========== =========  ==========  ===========   ===========   ===========   =========   =========   ===========



The attached notes are an integral part of these financial statements.


                                                                                                                                  19

                              Leisure Direct, Inc.
                      Consolidated Statements of Cash Flows

                                                      Year Ended December 31,
                                                    ----------------------------
                                                        2005           2004
                                                    -----------    -----------

Cash Flows From Operating Activities:
Net Loss                                            $(3,020,391)   $  (873,867)
Adjustments to Reconcile Net Loss
 to Net Cash Used by
    Operating Activities
Operating Activities:
     Impairment of goodwill                                   -        250,000
     Amortization of deferred
     financing fees                                      36,096              -
     Impairment of inventory                            153,544              -
     Impairment of property                               7,572              -
     Depreciation and amortization                       41,515         44,106
     Shares issued for services                       2,321,919              -
Changes in Operating Assets
 and Liabilities
     Accounts receivable                                 13,609        (13,609)
     Accrued interest receivable -
      related party notes                                     -              -
     Inventory                                           11,827       (140,680)
       Prepaid expenses                                   8,126          1,418
     Other current assets                                59,599         (9,599)
     Accounts payable and
      accrued expenses                                   82,923        181,808
     Accrued interest payable                           114,672         (4,473)
     Accrued interest payable -
      related parties                                    22,733         49,863
                                                    -----------    -----------

        Net Cash Provided (Used) by
         Operating Activities                          (146,256)      (515,033)
                                                    -----------    -----------

Cash Flows From Investing Activities
     Purchases of fixed assets                                -       (248,723)
                                                    -----------    -----------
        Net Cash Used by Investing Activities                         (248,723)
                                                    ===========    ===========

Cash Flows From Financing Activities
     Proceeds from notes payable                        228,137        768,653
     Repayment of notes payable                        (113,697)             -
     Cash received from exercise of warrants             26,000
                                                    -----------    -----------

        Net Cash Provided  by Financing Activities      140,440        768,653
                                                    -----------    -----------

Net (Decrease )Increase in Cash and Equivalents          (5,816)         4,897

Cash and Equivalents at Beginning of Year                 6,453          1,556
                                                    -----------    -----------
Cash and Equivalents at End of Year                 $       637    $     6,453
                                                    ===========    ===========


The attached notes are an integral part of these financial statements.

                              Leisure Direct, Inc.
                      Consolidated Statements of Cash Flows


                                                          2005         2004
                                                       ----------   ----------

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:

     Interest                                                   -            -
                                                       ----------   ----------

     Income taxes                                                        9,500
                                                       ----------   ----------

Supplemental Disclosure of Non-Cash Investing
     And Financing Activities:

Shares issued  in repayment of related party
 notes payable                                         $        -   $   17,000
                                                       ==========   ==========
Shares issued for purchase of equipment                         -        1,500
                                                       ==========   ==========
Shares issued in settlement of accrued salaries                 -       99,750
                                                       ==========   ==========
Shares issued  in settlement of accounts payable       $     26,4   $        -
                                                       ==========   ==========
Shares issued for subscription receivable               1,312,500            -
                                                       ==========   ==========
Shares issued for deferred financing fees                 225,600            -
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

     Inventories
         Inventories are stated at the lower of cost or market using the average cost method. Market value for raw materials is defined as replacement cost and for work-in-progress and finished products as net realizable value. The entire inventory has been reserved for obsolescence.


     Property & Equipment
         Property and equipment are carried at cost. Depreciation is provided for financial reporting purposes on a straight-line basis over the estimated useful lives of the assets; 5 years for machinery and equipment. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.


     Goodwill
         Goodwill resulted from the initial issuance of the Company's common stock to OPI and PCPI. The goodwill attributable to this transaction of $465,000 was being amortized on a straight-line basis over 20 years for the year ended December 31, 2001. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company ceased amortizing this goodwill in 2002 and has instead measured the intrinsic fair value of the reporting unit to which the goodwill relates to test for impairment. During the year ended December 31, 2004 the total value of the goodwill, $250,000, was impaired due to the excess of its carrying value over its estimated fair value.


     Shipping and Handling Costs
         Shipping and handling costs are charged to operations when incurred and are included in the Cost of Sales caption on the Statement of Operations. Shipping and handling expense was $16,168 and $28,477 for the years ended December 31, 2005 and 2004, respectively.


     Revenue Recognition
         Sales revenue is recognized when the product is delivered to the customer and the resulting receivable is deemed probable of collection.


     Advertising Costs
         Advertising costs are charged to operations when incurred. Advertising expense was $0 and $1,322 for the years ended December 31, 2005 and 2004, respectively.


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

     Stock-Based Compensation

         On July 26, 2004 the Company's Board of Directors adopted the 2004 Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was established to further the growth of the Company by allowing the Company to compensate employees, consultants and other persons who provide bona-fide services to the Company through the award of Common Stock. The Board of Directors, at its discretion, is authorized to compensate eligible employees and consultants up to an aggregate of 1,500,000 shares. The Company issued 576,000 and 634,000 shares under the plan in 2005 and 2004, respectively.

     Net Loss Per Share
         Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of assuming the exchange of any stock options, warrants and convertible notes would be anti-dilutive as of December 31, 2005 and 2004.

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

     Reclassification
         Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 financial statement presentation. The reclassification had no effect on the net loss reported for the year ended December 31, 2004.

2.   GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $3,020,391 during the year ended December 31, 2005. Also, as of December 31, 2005, the Company only had $637 in cash, and current liabilities exceeded current assets by $1,908,703. These factors all raise substantial doubt about the ability of the Company to continue as a going concern. Due to these conditions, the auditors have issued a going concern note.

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


3.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued a revision of FASB Statement 123, Accounting for Stock-Based Compensation. Statement of Financial Accounting Standards SFAS No. 123(R) "Share-Based Payment" ("SFAS 123(R)") revises SFAS Statement No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in statement 123 as originally issued and ETIF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company does not believe the adoption of this statement will have a material effect on its financial position and results.


4.   CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     The Company sells to the majority of its customers on terms of cash on delivery or prepaid. The Company maintained an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. As of December 31, 2005, accounts receivable were zero.

     During 2004 , the Company generated approximately 25% of its total sales through one customer, Springfield Terra-Firma Properties, LTD (d/b/a

     Olympic Pools), with whom the Company has a license agreement (see "COMMITMENTS AND CONTINGENCIES").

5.   PROPERTY AND EQUIPMENT

     Equipment at cost, less accumulated depreciation, consists of the following at December 31, 2005:

         Equipment                                         $   239,199
         Less accumulated depreciation                         (80,965)
                                                           -----------
                  Total                                    $   158,234
                                                           ===========

     Depreciation expense charged to operations was $41,515 and $44,106 in 2005 and 2004, respectively.


6.   NOTES PAYABLE - RELATED PARTIES

     Notes payable - related parties at December 31, 2005 consist of the following:

     Notes payable - DABE, Inc. - with interest accruing at 10%
        Per annum.  The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and
        contract rights.  John Ayling, the CEO of Leisure Direct,
        Inc. is the sole shareholder of DABE, Inc.                    $ 286,527

     Note payable - Capital First Management LLC  - unsecured,
        Non-interest bearing and due on demand.  John Ayling, the
        CEO Leisure Direct, Inc. is the sole member of Capital First
        Management Company, LLC.                                         94,383

     Notes payable - President.  The president has advanced
        $290,000 with various notes bearing interest at 12%.            290,000

     Notes payable - OPI and PCPI - non-interest bearing and due on demand. John Ayling, the CEO of Leisure Direct, Inc.,
        is the sole member of OPI & PCPI.                                28,933
                                                                      ---------

                                                                      $ 699,843
                                                                      =========

7.   PROMISSORY NOTES PAYABLE

     Notes payable at December 31, 2005 consist of the following:

     Notes payable - on September 9, 2001, the Company borrowed
        $100,000 bearing interest at 30% due March 9, 2006.
        Additionally, the lender was issued 100,000 shares
        valued at $41,176. The discount on the note was $17,176.
        The loan is currently in default.                             $  82,824

     Note payable - secured by equipment bearing interest between
        21 and 29 percent due in monthly payments. The loan is
        currently in default and currently due on demand                243,837

     Notes payable - Bank - line of credit of $25,000 bearing
        interest at prime plus 6 1/2%. The loan is currently in
        default as of March 1, 2006.                                     11,897

     Notes payable - Individuals at 10% - 12% interest due on
        demand.                                                          52,042
                                                                      ---------

                                                                      $ 390,600
                                                                      =========

8.   ROYALTIES PAYABLE

     Pursuant to the Asset Purchase Agreements entered into with OPI and PCPI, the Company is obligated to make royalty payments at a rate of 2% of Company revenues attributable to doing business as Olympic Manufacturing Company (due to OPI) and 1% of Company revenues attributable to doing business as Preferred Concrete Placement Company (due to PCPI) for the first two years of operations. At December 31, 2005, the balance of royalties payable is $24,652 and is included in accounts payable and accrued expenses


9.   INCOME TAXES

     The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:
                                                                 Year Ended
                                                                December 31,
                                                            -------------------
                                                              2005       2004
                                                            --------   --------

     Tax provision at the U. S. Federal Statutory rate         34%         34%
     Valuation allowance                                      (34)%       (34)%
                                                            --------   --------
     Effective tax rates                                        -%          -%
                                                            ========   ========


     The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from recognition of net operating loss carryforwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

     Those amounts have been presented in the Company's financial statements as follows:

                                                              December 31, 2005
                                                              -----------------

     Deferred tax asset, noncurrent                           $       1,977,000
     Total valuation allowance recognized for deferred taxes         (1,977,000)
                                                              -----------------

     Net deferred tax asset (liability)                       $               -
                                                              =================

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

     The Company has available net operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

                                                   Federal          State
                                                 ------------    ------------
       Available Through
            2020                                 $    413,465    $    413,465
            2021                                      262,952         262,952
            2022                                      121,232         121,232
            2023                                      127,017         127,017
            2025                                    3,020,391       3,020,391
                                                 ------------    ------------
                 Total                           $  4,942,924    $   4,942,924
                                                 ============    ============



10.  COMMITMENTS AND CONTINGENCIES

     During 2001, the Company's insurance policies were each cancelled for non-payment of premiums. These policies for general liability, commercial property and workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss at December 31, 2005 for which a reasonable estimate cannot be made. Management believes its potential liability with regard to product liability is mitigated based on the fact that the Company has had no such claims since inception and that OPI, the predecessor company, had no claims in the 20 years prior to acquisition by the Company.

     As of December 31, 2005, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $237,000 for federal payroll taxes and approximately $35,000 for state and local payroll taxes plus penalty and interest. These past due amounts will continue to accrue interest and penalties as long as they remain unpaid.

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

     The Company leases office and warehouse space, and equipment under noncancellable operating lease agreements which expire at various dates through 2007. The Company currently leases a 17,000 sq. ft. facility for an initial 3 year period, beginning September 1, 2004, for $2,683 per month, including real estate taxes and insurance, with an option to convert to a month to month tenancy at the conclusion of the 3 year period. Warehouse facilities are subleased from a related party for a period of two years, at $2,500 per month, beginning on July 1, 2005. Rent expense for the years ended December 31, 2005 and December 31, 2004 were $47,196 and $10,732, respectively. The Company is currently in default of its warehouse lease as of December 31, 2005.

11.  Common Stock Warrants

     A summary of the warrant activity for the two years ended December 31, 2005 is set forth below:

                                                                  Weighted
                                                                  Average
                                                  Number of       Exercise
                                                  Warrants        Price

     Outstanding at December 31, 2004                     -      $       -
     Granted                                      2,759,000           0.99
     Exercised                                     (950,000)          1.41
     Canceled or Expired                                  -              -
                                                  ----------     ----------

     Outstanding at December 31, 2005              1,800,000     $     .18
                                                  ==========     ==========

12.  STOCKHOLDERS' EQUITY

     During 2005 the Company issued 208,500 shares for services vaued at $115,400.

     During 2005, the Company issued 367,500 shares in lieu of salary valued at $286,750.

     On April 11, 2005 the Company issued 750,000 options with exercise price of $1.75 per share for financing services for three months totaling $1,674,750. On April 14, 2005 750,000 shares were exercised valued at $1,312,500 in exchange for a subscription receivable.

     On May 12, 2005 the Company issued 55,000 shares valued at $176,000 for interest.

     In August and September 2005, the Company issued 35,000 shares for payment of accounts payable valued at $26,400.

     In September 2005, the Company issued 100,000 shares in conjunction with a $100,000 loan valued at $41,176.

     On December 20, 2005, 200,000 warrants were exercised for $26,000.

     On November 3, 2005, there were 2,000,000 warrants issued at $.13 to $1.00 per share valued at $225,600. The deferred financing fee is being amortized over the life of the agreement which is one year. The amortization of financing fees for 2005 were $36,096.

     During 2004, the Company issued 127,500 shares of its common stock for $17,000 for repayment of related party debt.

     During 2004, the Company issued 559,500 shares of its common stock valued at $99,750 for settlement of accrued salaries.

     During 2004, the Company issued 3,000 shares for $1,500 of equipment.

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

     The following table represents the results, by segment, for the twelve months ended December 31, 2005.

                                            Gifts and
                               Pools       Accessories      Total
                             -----------   -----------   -----------

      Revenues               $   16,599    $    76,421   $    93,020
                             -----------   -----------   -----------

      Depreciation               31,982          9,523        41,505
                             -----------   -----------   -----------


      Property, Plant and
      Equipment, net         $  134,401    $    23,833   $   158,234
                             -----------   -----------   -----------

      December 31, 2004
      Revenues                  223,613        135,692       359,305
                             -----------   -----------   -----------


14.  EMPLOYMENT AGREEMENT

     On June 1, 2005, the Company entered into a compensation and employment agreement with its Vice President of Operations. Salary, relocation allowance, and signing bonus is payable in cash or marketable securities and options to receive 225,000 shares at a strike price of $2.00, which will vest over 5 years.

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

15.  LITIGATION EVENTS

     GLENDALE
     --------

     In April, Glendale received an option to purchase, at a discount, a number of shares of Leisure's common stock from third parties for services.

     For convenience of the parties, the parties agreed to place the stock in escrow for an agreed upon period of three (3) months. The escrow agent agreed to hold the Leisure Stock in escrow and to release the Leisure Stock to Glendale when Glendale exercised the option and paid the escrow agent , on Leisure's behalf, for the stock.

     The escrow agent failed to hold the stock in escrow. Instead, the escrow agent allowed Glendale to trade the stock even though Glendale had paid nothing for such stock.

     Glendale promptly dumped the Leisure Stock on the open market, driving the price of Leisure's common stock down, eviscerating Leisure's market capitalization, denying Leisure - for the time being - access to sources of capital, and exposing Leisure to potential liability for the Leisure Stock, albeit Leisure's liability to the owners thereof, if any, is difficult enough to anticipate, let alone estimate, at this juncture.

16.  SUBSEQUENT EVENTS

     On May 2, 2006 100,00 Warrants were exercised. On May 1, 2006, LDI entered into a contract with Capital Growth Resources, a registered broker/dealer of El Cajon, California. The term of the contract is for 1 year contract and 1 year extension. Under the contract, Capital Growth Resources will provide consulting services in connection with assisting LDI in locating suitable funding sources, developing strategic business relationships, investigating mergers/acquisition candidates and developing and expanding business operations. Capital Growth Resources was paid a non-refundable retainer consisting of 100,000 warrants exerciseable @ $0.001 per share for 5 years. The warrants are restricted (Rule 144) and shall contain standard "piggyback" registration rights. Capital Growth resources will also receive success payments for financing and M&A work.

     On March 19, 2006, LDI entered into an agreement with Nexus Investor Relations, LLC, of Beverly Hills, California. Nexus shall provide investor relation services to LDI. The term of the contract is for a one year period. Nexus is to receive monthly compensation of $ 5,000 beginning after a three month trial period. Nexus is also to receive 350,000 shares of restricted common stock of LDI of which 175,000 shares were received.

     On December 28, 2005, Leisure Direct entered into an Exchange Agreement with Capital First Corporation, LLC providing for the exchange of 9,741,563 shares of common stock ($.001 par value) of Leisure Direct owned by Capital First Corporation for 974,156 shares of Series A Preferred Stock ($.001 par value) of Leisure Direct. John Ayling, the CEO of Leisure Direct, is the sole stockholder of Capital First Corporation, LLC. Prior to the exchange of shares, Mr. Ayling, individually and as President and sole stockholder of Capital First Corporation, LLC and Olympic Pools, Inc., controlled 72.8% of the outstanding common shares of Leisure Direct. After the exchange of shares, Mr. Ayling, individually and through his ownership of Capital First Corporation, LLC and Olympic Pools, owned 27.5% of the outstanding common shares of Leisure Direct and 100% of the outstanding Series A Preferred shares. Combining the voting power of the Series A Preferred Stock with common stock controlled by Mr. Ayling, Mr. Ayling will control 95.9% of the corporation's voting power.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEISURE DIRECT, INC.
                                         (Registrant)

Dated: May 19, 2005

                                         By:    /S/ John R. Ayling
                                                --------------------------
                                         Name:  John R. Ayling
                                         Title: Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                              Title                       Date

/S/ John R. Alying        Chairman & CEO, Director        May 19, 2006
-------------------
 John R. Ayling



























                                    * * * * *

--------------------------------------------------------------------------------