Form 10QSB
period 2006-03-31
LEISURE DIRECT INC
filed 2006-05-22
CIK 1131089

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: March 31, 2006

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

As of May 22, 2006, 8,542,010 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

Part 1. Financial Information

                              Leisure Direct, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2006


                                     Assets

Current Assets
  Cash in bank                                                            1,251
                                                                    -----------

    Total Current Assets                                                  1,251

Property and equipment, net of accumulated depreciation of $89,892      149,307
                                                                    -----------

    Total Assets                                                        150,558
                                                                    ===========

                    Liabilities and Stockholder's Impairment

Current Liabilities
  Accounts payable and accrued expenses                                 649,285
  Accrued interest payable                                              135,590
  Accrued interest payable -related parties                             154,342
  Promissory notes payable - related parties                            704,451
  Promissory notes payable                                              407,776
                                                                    -----------

    Total Current Liabilities                                         2,051,450
                                                                    -----------

Stockholders' Impairment
  Common stock, par value $0.001; 100,000,000
   shares authorized 18,183,000 shares issued
   and outstanding                                                       18,183
  Preferred stock, par value $0.001; 10,000,000
   shares authorized no shares issued and
   outstanding                                                                -
  Additional paid in capital                                          4,769,126
  Deferred consulting fees                                             (149,297)
  Subscription receivable                                            (1,312,500)
  Accumulated deficit                                                (5,226,404)
                                                                    -----------

    Total Stockholders' Impairment                                   (1,900,892)
                                                                    -----------

    Total Liabilities and Stockholders' Impairment                  $   150,558
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

                              Leisure Direct, Inc.
                      Consolidated Statements of Operations


                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2006             2005
                                                  ------------     ------------


Net Sales                                         $          -     $     53,750

Cost of Goods Sold                                           -           18,450
Manufacturing Overhead                                   8,927           15,457
                                                  ------------     ------------

  Gross (Deficit) Profit                                (8,927)          19,843
                                                  ------------     ------------

Selling, General & Administrative Expenses             221,090          139,757
                                                  ------------     ------------

  Operating Loss                                      (230,017)        (119,914)
                                                  ------------     ------------

Other Income (Expense)
  Interest Income                                            -              250
  Interest Expense                                     (53,463)         (33,335)
                                                  ------------     ------------

    Total Other Income (Expense)                       (53,463)         (33,085)
                                                  ------------     ------------


Net Loss                                          $   (283,480)    $   (152,999)
                                                  ============     ============

Loss per share, basic and diluted                 $       (.02)    $       (.01)
                                                  ============     ============

Weighted Average Common Shares Outstanding          17,451,017       15,774,576
                                                  ============     ============




The accompanying notes are an integral part of these financial statements.

                              Leisure Direct, Inc.
                      Consolidated Statements of Cash Flows

                                                              Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                            2006         2005
                                                         ---------    ---------

Cash Flows From Operating Activities:
Net Loss                                                 $(283,480)   $(152,999)
Adjustments to Reconcile Net Loss to
 Net Cash Used by Operating Activities
 Operating Activities:
  Amortization of deferred financing fees                   17,176            -
  Amortization of deferred consulting                       76,957            -
  Depreciation and amortization                              8,927       13,293
  Shares issued for services                                56,100
Changes in Operating Assets and Liabilities
  Accounts receivable                                            -       (5,352)
  Inventory                                                      -       17,484
  Accounts payable and accrued expenses                     82,029       27,061
  Accrued interest payable                                  17,033       16,056
  Accrued interest payable - related parties                19,264       16,331
                                                         ---------    ---------

    Net Cash Provided (Used) by Operating Activities        (3,994)     (66,552)
                                                         ---------    ---------

Cash Flows From Investing Activities
 Purchases of fixed assets                                       -          (85)
                                                         ---------    ---------
    Net Cash Used by Investing Activities                        -          (85)
                                                         ---------    ---------

Cash Flows From Financing Activities
  Proceeds from related party notes                          4,608       47,304
  Proceeds from notes                                            -        8,874
  Proceeds from sale of common shares                            -        4,006
                                                         ---------    ---------

    Net Cash Provided (Used) by Financing Activities         4,608       60,184
                                                         ---------    ---------

Net Increase in Cash and Equivalents                           614       (6,453)

Cash and Equivalents at Beginning of Year                      637        6,453
                                                         ---------    ---------
Cash and Equivalents at End of Quarter                   $   1,251    $       -
                                                         =========    =========


The accompanying notes are an integral part of these financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $283,480 during the three months ended March 31, 2006. Also, as of March 31, 2006, the Company only had $1,251 in cash, and current liabilities exceeded current assets by $2,050,199. Because of similar financial conditions at December 31, 2005, the auditors issued a going concern opinion with respect to the Company's 2005 financial statements.

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

COMMITMENTS AND CONTINGENCIES

     During 2001, the Company's insurance policies were each cancelled for non-payment of premiums. These policies for general liability, commercial property and workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss at March 31, 2006 for which a reasonable estimate cannot be made. Management believes its potential liability with regard to product liability is mitigated based on the fact that the Company has had no such claims since inception and that OPI, the predecessor company, had no claims in the 20 years prior to acquisition by the Company.

     As of March 31, 2006, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $244,000 for federal payroll taxes and approximately $39,000 for state and local payroll taxes. These past due amounts will continue to accrue interest and penalties as long as they remain unpaid.

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

LITIGATION

     In April, Glendale received an option to purchase, at a discount, a number of shares of Leisure's common stock from third parties for services.

     For convenience of the parties, the parties agreed to place the stock in escrow for an agreed upon period of three (3) months. The escrow agent agreed to hold the Leisure Stock in escrow and to release the Leisure Stock to Glendale when Glendale exercised the option and paid the escrow agent, on Leisure's behalf, for the stock.

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

STOCKHOLDER'S EQUITY

     From February 21, 2006, to March 23, 2006, the company issued 240,000 shares of common stock for services, valued at $56,100, or a weighted average of $.2338 per share, which represents the fair market value of the shares on the date of issuance.

     On March 17, 2006, the company issued 400,000 shares of common stock as additional collateral on notes payable.

     On March 23, 2006, the company issued 175,000 shares of common stock pursuant to a contract for investor relations, valued at $36,750, or $.21 per share, representing the fair market value of the shares on the date of issuance.

SUBSEQUENT EVENTS

     On December 28, 2005, Leisure Direct entered into an Exchange Agreement with Capital First Corporation, LLC providing for the exchange of 9,741,563 shares of common stock ($.001 par value) of Leisure Direct owned by Capital First Corporation for 974,156 shares of Series A Preferred Stock ($.001 par value) of Leisure Direct. John Ayling, the CEO of Leisure Direct, is the sole stockholder of Capital First Corporation, LLC. Prior to the exchange of shares, Mr. Ayling, individually and as President and sole stockholder of Capital First Corporation, LLC and Olympic Pools, Inc., controlled 72.8% of the outstanding common shares of Leisure Direct. After the exchange of shares, Mr. Ayling, individually and through his ownership of Capital First Corporation, LLC and Olympic Pools, will own 27.5% of the outstanding common shares of Leisure Direct and 100% of the outstanding Series A Preferred shares. Combining the voting power of the Series A Preferred Stock with common stock controlled by Mr. Ayling, Mr. Ayling will control 95.9% of the corporation's voting power. The transaction closed on April 4, 2006.

     In May, the Company entered into a consulting agreement for services over the next year, the Company issued 100,000 warrants exercisable at $0.01/share. These warrants were exercised in May.

Item 2. Management's Discussion and Analysis

The financial statements included herein have been prepared by Leisure Direct, Inc. (herein referenced to as LDI) pursuant to the rules and regulations of the Security and Exchange Commissions with regard to Regulation S-B and in the opinion of Management, include all adjustments which, except as described elsewhere within, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operation, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results of the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2005.

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

Three Months Ended March 31, 2006

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. While LDI was operating during the first three months of 2006, LDI had a working capital shortage throughout 2005 and did not emphasize current operations. Because of the several acquisition opportunities available to LDI, management elected to devote all of it's time seeking financing partners for these acquisitions.

Total sales were $0, compared to $53,750 for the first three months of 2005. LDI's Costs of sales were $0 compared to $18,450 for the first quarter 2005.

Manufacturing overhead was $8,927, all of which was depreciation. This compares to $15,457 of manufacturing overhead including $13,123 of depreciation for the first quarter 2005.

For the three months ended March 31, 2006, LDI incurred selling, general and administrative expenses of $221,090. Included in that figure is $30,000 representing the fee for the services of John R. Ayling, Chairman & CEO, and Paul M. Hoag, President. The fees to Mr. Ayling and Mr. Hoag have been accrued until the operations of the company permit payment, or Mr. Ayling or Mr. Hoag determine to take their fees in the form of stock. The SG&A expenses also include amortization expenses of $76,957, which represent amortization of consulting. The total operating expenses resulted in an operating loss for the three months ended March 31, 2006 of $283,480. Funding of these expenses was from issuance of common stock and short term loans from principal shareholders.

LDI incurred other income and expenses of $53,463 in the three months ended March 31, 2006. The principal component of other expenses was interest expense. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LDI had net operating working capital, at March 31, 2006, of $(2,050,199). The working capital requirements of LDI have been funded by issuance of common stock and loans from shareholders.

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


Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of the Company's management, John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                    LEISURE DIRECT, INC.


Date:  May 22, 2006                 /s/  John R. Ayling
                                    ------------------------------------------
                                    John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------