Form 10QSB
period 2006-06-30
LEISURE DIRECT INC
filed 2006-08-21
CIK 1131089

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

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2006

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-50584

                              LEISURE DIRECT, INC.
             (Exact name of registrant as specified in its charter)


          Nevada                                         98-0335555
--------------------------------------------------------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


         1070 Commerce Drive
       Building II, Suite 303
            Perrysburg, OH                                  43551
--------------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code: (419) 873-1111


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 21, 2006 10,343,828 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part 1. Financial Information

                              Leisure Direct, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2006

                                     Assets

Current Assets
  Cash in bank                                                               10
                                                                     ----------

    Total Current Assets                                                     10

Property and equipment, net of accumulated depreciation of $98,819      140,380
                                                                     ----------

    Total Assets                                                        140,390
                                                                     ==========

                    Liabilities and Stockholder's Impairment

Current Liabilities
  Accounts payable and accrued expenses                                 679,527
  Accrued interest payable                                              160,301
  Accrued interest payable -related parties                             170,320
  Promissory notes payable - related parties                            721,618
  Promissory notes payable                                              432,778
                                                                     ----------

    Total Current Liabilities                                         2,164,544
                                                                     ----------

Stockholders' Impairment
  Common stock, par value $0.001; 100,000,000
   shares authorized 8,845,437 shares issued
   and outstanding                                                        8,845
  Preferred stock, par value $0.001; 10,000,000
   shares authorized 974,156 shares issued and
   outstanding                                                            9,742
  Additional paid in capital                                          4,932,279
  Deferred consulting fees                                             (209,741)
  Subscription receivable                                            (1,312,500)
  Accumulated deficit                                                (5,452,779)
                                                                     ----------

    Total Stockholders' Impairment                                   (2,024,154)
                                                                     ----------

    Total Liabilities and Stockholders' Impairment                      140,390
                                                                     ==========

   The accompanying notes are an integral part of these financial statements.

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                -----------------------  ----------------------
                                   2006         2005        2006         2005
                                ----------   ----------  ----------  ----------

Net Sales                       $        -   $   28,518  $        -  $   82,268

Cost of Sales
 Cost of goods sold                      -        9,978           -      28,428
 Manufacturing overhead              8,927       13,267      17,854      28,724
                                ----------   ----------  ----------  ----------
 Total Cost of Sales                 8,927       23,245      17,854      57,152
                                ----------   ----------  ----------  ----------

 Gross Profit (Loss)                (8,927)       5,273     (17,854)    25,116

Selling, General &
 Administrative Expenses           183,160      107,954     404,250     247,711

Operating Loss                    (192,087)    (102,681)   (422,104)   (222,595)
                                ----------   ----------  ----------  ----------
Other Income (Expense)
 Interest income                         -          253           -         503
 Gain on extinguishment of debt      6,395            -       6,395           -
 Moving Expenses                         -      (12,636)          -     (12,636)
 Write-off Of Deposit                    -      (50,000)          -     (50,000)
 Interest expense                  (40,683)     (32,495)    (94,146)    (65,830)
                                ----------   ----------  ----------  ----------
 Total Other Income (Expense)      (34,288)     (94,878)    (87,751)   (127,963)
                                ----------   ----------  ----------  ----------

 Net Loss                       $ (226,375)  $ (197,559) $ (509,255) $ (350,558)
                                ==========   ==========  ==========  ==========
 Loss per share,
  basic and diluted             $     (.02)  $     (.01) $     (.04) $     (.02)
                                ==========   ==========  ==========  ==========
Weighted Average Common
 Shares Outstanding              9,098,605   15,655,576  13,105,720  15,654,075
                                ==========   ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                       6 Months Ended June 30,
                                                      -------------------------
                                                         2006           2005
                                                      ----------     ----------
Cash Flows From Operating Activities:
 Net Loss                                             $ (509,855)    $ (350,558)

Adjustments to Reconcile Net Loss to Net
Cash (Used) by Operating Activities:
  Depreciation and amortization                           17,854         26,416
  Write-off of Deposit                                         -         50,000
 Changes in Operating Assets and Liabilities
  Accounts receivable                                          -         (5,570)
  Inventory                                                    -          4,828
  Amortization of Deferred Consulting                    136,643              -
  Amortization of Deferred Financing Fees                 17,176              -
  Other current assets                                         -            521
  Accounts payable and accrued expenses                  180,115        148,520
  Accrued interest payable                                41,728         31,437
  Accrued interest payable - related parties              35,242         32,930
  Shares issued for Services                              56,100              -
  Gain on Extinguishment of debt                          (6,395)             -
                                                      ----------     ----------
  Net Cash (Used) by Operating Activities                (31,402)       (61,476)
                                                      ----------     ----------
Cash Flows From Investing Activities
 Purchases of fixed assets                                     -            (85)
                                                      ----------     ----------
  Net Cash Used by Investing Activities                        -            (85)
                                                      ----------     ----------
Cash Flows From Financing Activities
 Proceeds from related party notes                        21,775         54,636
 Proceeds from notes                                           -              -
 Repayment of related party notes                              -              -
 Change in Long Term Debt                                      -              -
 Proceeds from sale of common shares                           -          7,230
 Proceeds from exercise of options                         9,000              -
                                                      ----------     ----------
   Net Cash Provided by Financing Activities              30,775         61,866
                                                      ----------     ----------

Net Increase (Decrease) in Cash and Equivalents             (627)           305

Cash and Equivalents at Beginning of Year                    637          6,453
                                                      ----------     ----------
Cash and Equivalents at End of Quarter                $       10     $    6,758
                                                      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $509,855 during the six months ended June 30, 2006. Also, as of June 30, 2006, the Company only had $10 in cash, and current liabilities exceeded current assets by $2,164,534. Because of similar financial conditions at December 31, 2005, the auditors issued a going concern opinion with respect to the Company's 2005 financial statements.

Management's plans include raising additional funding from debt and equity transactions that will be used to acquire additional point of sale outlets that is anticipated to increase sales. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows. However, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMMITMENTS AND CONTINGENCIES

During 2001, the Company's insurance policies were each cancelled for non-payment of premiums. These policies for general liability, commercial property and workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss at June 30, 2006 for which a reasonable estimate cannot be made. Management believes its potential liability with regard to product liability is mitigated based on the fact that the Company has had no such claims since inception and that OPI, the predecessor company, had no claims in the 20 years prior to acquisition by the Company.

As of June 30, 2006, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $247,000 for federal payroll taxes and approximately $39,000 for state and local payroll taxes. These past due amounts will continue to accrue interest and penalties as long as they remain unpaid. The unknown amount of penalty and interest are not reflected in the aforementioned amounts.

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

On June 15, 2006, the Company entered into an agreement with KMA Capital Partners, Inc. to provide business and financial consulting services for a term of one year. Contingent upon successfully obtaining a debt or equity commitments, fully and finally funded by third party investor that yield a total minimum funding of $20 million KMA shall receive 1.5 mil warrants exercisable at $0.20/share within 24 months of closing. Additionally, KMA shall receive as compensation 5% of the actual capital funding.

LITIGATION

In April, Glendale received an option to purchase, at a discount, a number of shares of Leisure Direct Inc's common stock from third parties for services.

For convenience of the parties, the parties agreed to place the stock in escrow for an agreed upon period of three (3) months. The escrow agent agreed to hold the Leisure Direct Inc Stock in escrow and to release the Leisure Direct Inc Stock to Glendale when Glendale exercised the option and paid the escrow agent, on Leisure Direct Inc's behalf, for the stock.

The escrow agent failed to hold the stock in escrow. Instead, the escrow agent allowed Glendale to trade the stock even though Glendale had paid nothing for the Leisure Direct Inc stock.

Glendale promptly dumped the Leisure Direct Inc Stock on the open market, driving the price of Leisure Direct Inc's common stock down, eviscerating Leisure Direct Inc's market capitalization, denying Leisure Direct Inc - for the time being - access to sources of capital, and exposing Leisure Direct Inc to potential liability for the Leisure Direct Inc Stock, albeit Leisure Direct Inc's liability to the owners thereof, if any, is difficult enough to anticipate, let alone estimate, at this juncture.

In May, the Company reached settlement of a suit for default of a real estate lease in exchange for note payable of $25,000 at 8% due May 15, 2007.


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

In May, the company entered into a consulting agreement for services over the next year, the company issued 100,000 warrants, valued at $16,000 and exercisable at $0.01 per share.

In May, 100,000 warrants were exercised with an exercise price of $0.09 per share.

On June 1, 2006, the company issued 100,000 shares of stock in lieu of compensation for services provided to the company.

On June 1, 2006, the company entered into a consulting agreement for a term of one year that called for issuance of 204,000 shares of common stock and options for an additional 410,000 shares with various strike prices valued at $31,570.

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

SUBSEQUENT EVENTS

On July 3, 2006, the Company issued 69,408 shares of common stock in exchange for services.

On July 24, 2006, the Company issued 200,000 shares of common stock in exchange for consulting services.

On July 26, 2006, the Company issued 1,028,410 shares of common stock in exchange for accrued and unpaid interest on outstanding notes payable to related party.

On July 26, 2006, the company issued 200,000 shares of common stock in lieu of salary.

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

Introduction

It is the goal of Leisure Direct Inc to become a premier, high quality and nationally recognized manufacturer and direct marketer of pool, spa (commonly known as "hot tubs") and patio products. Leisure Direct Inc also intends to increase its product line to include a wider range of backyard entertainment products for cross selling opportunities in conjunction with its core products. Leisure Direct will implement its strategy through first building a direct marketing distribution network through consolidation by acquiring existing dealers of competing products and converting each location to direct sales and service points of Leisure Direct Inc's products. The next step will be to acquire existing manufacturers of other backyard entertainment products and marketing these products through the same distribution channel.

Leisure Direct Inc currently manufactures above ground pools.

With its acquisition of Avalon, Ltd. in July 2004, LDI became a direct importer and wholesaler of wicker baskets, home decorating and home & garden products. Avalon is well known in its industry as a reliable supplier of product with outstanding customer service. For many years, Avalon had concentrated on the sale of wicker baskets, and related products, for home decorating and gift packaging. In recent years, Avalon has increased its product offering to include a greater array of furniture, home decorating and home & garden products. These latter products carry higher margins and a wider customer appeal. Additionally, Avalon's peak selling seasons are somewhat counter-seasonal to those in the pool and spa industry. The company is currently in the process of liquidating this entity.

Six Months Ended June 30, 2006

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. While LDI was not operating during the first six months of 2006 it has positioned itself for the acquisition of several significant businesses during the second half or 2006. Because of the several acquisition opportunities available to LDI, management has elected to devote all of it's time seeking financing partners for these acquisitions.

Total sales were $0, compared to $28,518 for the second quarter of 2005. LDI's Costs of sales were $0 compared to $9,978 for the second quarter 2005.

Manufacturing overhead was $17,854 compared to $28,724 of manufacturing overhead including $17,854 and $26,246 of depreciation for the first two quarters of 2006 and 2005, respectively.

For the six months ended June 30, 2006, LDI incurred selling, general and administrative expenses of $404,250. Included in that figure is $48,000 representing the fee for the services of John R. Ayling, Chairman & CEO ($30,000) and Paul M. Hoag, President ($18,000). The fees to Mr. Ayling and Mr. Hoag have been accrued until the operations of the company permit payment, or Mr. Ayling or Mr. Hoag determine to take their fees in the form of stock. The SG&A expenses also include consulting expenses of $136,643, that represents the amortization of consulting services prepaid through the issuance of common stock and options allowing the consultant to purchase additional stock at predetermined strike points and expiration dates. The total operating expenses resulted in an operating loss for the six months ended June 30, 2006 of $422,104. Funding of these expenses was from issuance of common stock, increases in vendor payables and short term loans from principal shareholders and related entities.

LDI incurred interest expenses of $94,196 in the six months ended June 30, 2006. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LDI had net operating working capital deficit, at June 30, 2006, of $(2,164,534). The working capital requirements of LDI have been funded by issuance of common stock, increases in vendor payables and loans from principal shareholders and related entities.

LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial. Without additional capital, LDI will have to curtail its operations, and will not be able to implement its business plan. LDI does have an arrangement with an investment banking firms or institutional lenders to raise investor capital to fund certain business acquisitions. LDI continues to find funding sources through the efforts of its Chairman and establish relationships with sources of capital. In the event that additional funding is not procured, possible outcomes to LDI's lack of liquidity include voluntary or involuntary bankruptcy filing, or voluntary liquidation of the company.

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of the Company's management, John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                              LEISURE DIRECT, INC.


Date:  August 21, 2006              /s/  John R. Ayling
                                    ------------------------------------------
                                    John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------