Form 10QSB/A
period 2006-06-30
LEISURE DIRECT INC
filed 2006-08-22
CIK 1131089

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No.1)

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

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                -----------------------  ----------------------
                                   2006         2005        2006         2005
                                ----------   ----------  ----------  ----------

Net Sales                       $        -   $   28,518  $        -  $   82,268

Cost of Sales
 Cost of goods sold                      -        9,978           -      28,428
 Manufacturing overhead              8,927       13,267      17,854      28,724
                                ----------   ----------  ----------  ----------
 Total Cost of Sales                 8,927       23,245      17,854      57,152
                                ----------   ----------  ----------  ----------

 Gross Profit (Loss)                (8,927)       5,273     (17,854)    25,116

Selling, General &
 Administrative Expenses           183,160      107,954     404,250     247,711

Operating Loss                    (192,087)    (102,681)   (422,104)   (222,595)
                                ----------   ----------  ----------  ----------
Other Income (Expense)
 Interest income                         -          253           -         503
 Gain on settlement of debt          6,395            -       6,395           -
 Moving Expenses                         -      (12,636)          -     (12,636)
 Write-off Of Deposit                    -      (50,000)          -     (50,000)
 Interest expense                  (40,683)     (32,495)    (94,146)    (65,830)
                                ----------   ----------  ----------  ----------
 Total Other Income (Expense)      (34,288)     (94,878)    (87,751)   (127,963)
                                ----------   ----------  ----------  ----------

 Net Loss                       $ (226,375)  $ (197,559) $ (509,255) $ (350,558)
                                ==========   ==========  ==========  ==========
 Loss per share,
  basic and diluted             $     (.02)  $     (.01) $     (.04) $     (.02)
                                ==========   ==========  ==========  ==========
Weighted Average Common
 Shares Outstanding              9,098,605   15,655,576  13,105,720  15,654,075
                                ==========   ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                       6 Months Ended June 30,
                                                      -------------------------
                                                         2006           2005
                                                      ----------     ----------
Cash Flows From Operating Activities:
 Net Loss                                             $ (509,855)    $ (350,558)

Adjustments to Reconcile Net Loss to Net
Cash (Used) by Operating Activities:
  Depreciation and amortization                           17,854         26,416
  Write-off of Deposit                                         -         50,000
 Changes in Operating Assets and Liabilities
  Accounts receivable                                          -         (5,570)
  Inventory                                                    -          4,828
  Amortization of Deferred Consulting                    136,633              -
  Amortization of Deferred Financing Fees                 17,176              -
  Other current assets                                         -            521
  Accounts payable and accrued expenses                  180,115        148,520
  Accrued interest payable                                41,728         31,437
  Accrued interest payable - related parties              35,242         32,930
  Shares issued for Services                              56,100              -
  Gain on Settlement of debt                              (6,395)             -
                                                      ----------     ----------
  Net Cash (Used) by Operating Activities                (31,402)       (61,476)
                                                      ----------     ----------
Cash Flows From Investing Activities
 Purchases of fixed assets                                     -            (85)
                                                      ----------     ----------
  Net Cash Used by Investing Activities                        -            (85)
                                                      ----------     ----------
Cash Flows From Financing Activities
 Proceeds from related party notes                        21,775         54,636
 Proceeds from notes                                           -              -
 Repayment of related party notes                              -              -
 Change in Long Term Debt                                      -              -
 Proceeds from sale of common shares                           -          7,230
 Proceeds from exercise of options                         9,000              -
                                                      ----------     ----------
   Net Cash Provided by Financing Activities              30,775         61,866
                                                      ----------     ----------

Net Increase (Decrease) in Cash and Equivalents             (627)           305

Cash and Equivalents at Beginning of Year                    637          6,453
                                                      ----------     ----------
Cash and Equivalents at End of Quarter                $       10     $    6,758
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

On June 1, 2006, the company issued 100,000 shares of stock in lieu of salary valued at the fair market on the date of issuance.

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