Form 10QSB
period 2006-09-30
LEISURE DIRECT INC
filed 2006-11-20
CIK 1131089

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

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-50584


                              LEISURE DIRECT, INC.
                              --------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 17, 2006 10,843,828 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part 1. Financial Information

                              Leisure Direct, Inc.
                           Consolidated Balance Sheet
                               September 30, 2006

                                     Assets

Current Assets
  Cash in bank                                                   $        10
                                                                 -----------

    Total Current Assets                                                  10

Property and equipment, net of accumulated
  depreciation of $107,716                                           131,453
                                                                 -----------

    Total Assets                                                     131,463
                                                                 ===========

                    Liabilities and Stockholder's Impairment

Current Liabilities
  Accounts payable and accrued expenses                              739,887
  Accrued interest payable                                           213,458
  Accrued interest payable -related parties                           52,611
  Promissory notes payable - related parties                         770,029
  Promissory notes payable                                           407,776
                                                                 -----------

    Total Current Liabilities                                      2,183,761
                                                                 -----------

Stockholders' Impairment
  Common stock, par value $0.001; 100,000,000
   shares authorized 10,543,828 shares issued
   and outstanding                                                    10,543
  Preferred stock, par value $0.001; 10,000,000
   shares authorized 974,156 shares issued and
   outstanding                                                         9,742
  Additional paid in capital                                       5,081,776
  Deferred consulting fees                                          (107,904)
  Subscription receivable                                         (1,312,500)
  Accumulated deficit                                             (5,733,955)
                                                                 -----------

    Total Stockholders' Impairment                                (2,052,298)
                                                                 -----------

    Total Liabilities and Stockholders' Impairment                   131,463
                                                                 ===========


The accompanying notes are an integral part of these financial statements.

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                ----------------------   -----------------------
                                   2006        2005         2006        2005
                                ----------  ----------   ----------  -----------

Net Sales                       $        -  $   10,564   $        -  $   92,832

Cost of Sales
 Cost of goods sold                      -      32,017            -      60,445
 Manufacturing overhead              9,140      40,338       26,994      69,062
                                ----------  ----------   ----------  -----------
 Total Cost of Sales                 9,140      72,355       26,994     129,507
                                ----------  ----------   ----------  -----------

 Gross Profit (Loss)                (9,140)    (61,791)     (26,994)    (36,675)

Selling, General &
 Administrative Expenses           222,041     135,397      626,291     383,108

Operating Loss                    (231,181)   (197,188)    (653,285)   (419,783)
                                ----------  ----------   ----------  -----------
Other Income (Expense)
 Interest income                         -         255            -         758
 Gain on settlement of debt              -           -        6,395           -
 Moving Expenses                         -      (4,759)          -      (17,395)
 Write-off Of Deposit                    -                        -     (50,000)
 Interest expense                  (49,994)    (33,250)    (144,140)    (99,080)
                                ----------  ----------   ----------  -----------
 Total Other Income (Expense)      (49,994)    (37,754)    (137,745)   (165,717)
                                ----------  ----------   ----------  -----------

 Net Loss                       $ (281,175) $ (234,942)  $ (791,030) $ (585,500)
                                ==========  ==========   ==========  ===========
 Loss per share,
  basic and diluted             $     (.03) $     (.02)  $     (.06) $     (.04)
                                ==========  ==========   ==========  ===========
Weighted Average Common
 Shares Outstanding             10,306,953  15,655,576   12,227,077  15,675,077
                                ==========  ==========   ==========  ===========





The accompanying notes are an integral part of these financial statements.

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                              9 Months
                                                          Ended September 30,
                                                      --------------------------
                                                         2006           2005
                                                      ------------  ------------
Cash Flows From Operating Activities:
 Net Loss                                             $  (791,030)  $  (585,500)

Adjustments to Reconcile Net Loss to Net
Cash (Used) by Operating Activities:
  Depreciation and amortization                            26,781        39,539
  Stock Based Compensation                                      -        27,230
  Stock Issued for Services                               147,470        82,260
  Write-off of Deposit                                          -        50,000
 Changes in Operating Assets and Liabilities
  Accounts receivable                                           -        (3,718)
  Inventory                                                     -        26,229
  Amortization of Deferred Consulting                     218,579             -
  Amortization of Deferred Financing Fees                  17,176             -
  Other current assets                                          -          (691)
  Accounts payable and accrued expenses                   174,641       195,185
  Accrued interest payable                                 94,885        46,093
  Accrued interest payable - related parties               31,686        52,712
  Gain on Settlement of debt                               (6,395)            -
                                                      -----------   ------------
  Net Cash (Used) by Operating Activities                 (86,207)      (70,661)
                                                      -----------   ------------
Cash Flows From Investing Activities
 Purchases of fixed assets                                      -           (85)
                                                      -----------   ------------
  Net Cash Used by Investing Activities                         -           (85)
                                                      -----------   ------------
Cash Flows From Financing Activities
 Proceeds from related party notes                         76,580       195,000
 Proceeds from third party notes                                -       100,000
 Repayment of related party notes                               -      (229,314)
 Proceeds from sale of common shares                            -             -
 Proceeds from exercise of options                          9,000             -
                                                      -----------   ------------
   Net Cash Provided by Financing Activities               85,580        65,686
                                                      -----------   ------------

Net Increase (Decrease) in Cash and Equivalents              (627)       (5,057)

Cash and Equivalents at Beginning of Year                     637         6,453
                                                      -----------   ------------
Cash and Equivalents at End of Quarter                $        10   $     1,396
                                                      ===========   ============

Supplemental Statement of Non-Cash Investing
And Financing Activities:

Cash paid during the period for interest              $         -   $          -


The accompanying notes are an integral part of these financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $791,030 during the nine months ended September 30, 2006. Also, as of September 30, 2006, the Company only had $10 in cash, and current liabilities exceeded current assets by $2,183,751. Because of similar financial conditions at December 31, 2005, the auditors issued a going concern opinion with respect to the Company's 2005 financial statements.

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

COMMITMENTS AND CONTINGENCIES

During 2001, the Company's insurance policies were each cancelled for non-payment of premiums. These policies for general liability, commercial property and workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss at September 30, 2006 for which a reasonable estimate cannot be made. Management believes its potential liability with regard to product liability is mitigated based on the fact that the Company has had no such claims since inception and that OPI, the predecessor company, had no claims in the 20 years prior to acquisition by the Company.

As of September 30, 2006, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $265,400 for federal payroll taxes and approximately $39,000 for state and local payroll taxes. These past due amounts will continue to accrue interest and penalties as long as they remain unpaid. The unknown amount of penalty and interest are not reflected in the aforementioned amounts.

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

On July 31, 2006, the Company entered into an agreement with Joseph Ploch and John Gernannt to provide public investor relation services for a term of one year. For consideration of such services, the Company will issue to Joseph Ploch and John Gernannt an aggregate of 200,000 shares.


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

Glendale sold the Leisure Direct Inc Stock on the open market which should have been held in escrow, denying Leisure Direct Inc - for the time being - access to sources of capital, and exposing Leisure Direct Inc to potential liability for the Leisure Direct Inc Stock, Leisure Direct Inc's liability to the owners thereof, if any, is difficult enough to anticipate, let alone estimate, at this juncture.

In May, the Company reached settlement of a suit for default of a real estate lease in exchange for note payable of $25,000 at 8% due May 15, 2007.

STOCKHOLDERS' EQUITY

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

On June 1, 2006, the company issued 100,000 shares of stock in lieu of salary valued at the fair market value on the date of issuance.

On June 1, 2006, the company entered into a consulting agreement for a term of one year that called for issuance of 204,000 shares of common stock and options for an additional 410,000 shares with various strike prices valued at $31,570.

On July 20, 2006, the Company issued 69,408 shares of common stock in exchange for services totaling $6,941.

On July 7, 2006, the Company issued 1,028,410 shares of common stock in exchange for accrued and unpaid interest on outstanding notes payable to related party totaling $107,983.

On July 31, 2006, the Company issued 200,000 shares of common stock in exchange for consulting services totaling $28,000.

On August 2, 2006, the company issued 200,000 shares of common stock in lieu of salary in the amount of $22,000.

On September 19, 2006, the company issued 200,000 shares of common stock in lieu of salary valued at the fair market value on the date of issuance.

SUBSEQUENT EVENTS:  NONE

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

Nine Months Ended September 30, 2006

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. While LDI was not operating during the first nine months of 2006 it has positioned itself for the acquisition of several significant businesses during the second half or 2006. Because of the several acquisition opportunities available to LDI, management has elected to devote all of it's time seeking financing partners for these acquisitions.

Total sales were $0, compared to $10,564 for the third quarter of 2005. LDI's Costs of sales were $0 compared to $32,017 for the third quarter 2005.

Manufacturing overhead was $26,994 compared to $69,062 of manufacturing overhead including $26,781 and $39,539 of depreciation for the first three quarters of 2006 and 2005, respectively.

For the nine months ended September 30, 2006, LDI incurred selling, general and administrative expenses of $626,291. Included in that figure is $120,000 representing the fee for the services of John R. Ayling, Chairman & CEO ($75,000) and Paul M. Hoag, President ($45,000). The fees to Mr. Ayling and Mr. Hoag have been accrued until the operations of the company permit payment, or Mr. Ayling or Mr. Hoag determine to take their fees in the form of stock. The SG&A expenses also include consulting expenses of $319,743, that represents the amortization of consulting services prepaid through the issuance of common stock and options allowing the consultant to purchase additional stock at predetermined strike points and expiration dates. The total operating expenses resulted in an operating loss for the nine months ended September 30, 2006 of $791,030. Funding of these expenses was from issuance of common stock, increases in vendor payables and short term loans from principal shareholders and related entities.

LDI incurred interest expenses of $144,140 in the nine months ended September 30, 2006. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LDI had net operating working capital deficit, at September 30, 2006, of $(2,052,298). The working capital requirements of LDI have been funded by issuance of common stock, increases in vendor payables and loans from principal shareholders and related entities.

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

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of the Company's management, John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                    LEISURE DIRECT, INC.

Date:  November 17, 2006            /s/  John R. Ayling
                                    ------------------------------------------
                                    John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------