Form 10KSB
period 2006-12-31
LEISURE DIRECT INC
filed 2007-04-17
CIK 1131089

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the fiscal year ended           December 31, 2006
                                   --------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _________________

                         Commission file number    0-50584
                                                -----------------

                              LEISURE DIRECT, INC.
                 (Name of Small Business Issuer in Its Charter)

                Nevada                                  98-0335555
       ----------------------------                -------------------
       (State or Other Jurisdiction                  (I.R.S. Employer
       of Incorporation or Organization)            Identification No.)

   1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH      46551
   -----------------------------------------------------------     --------
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

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

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

         The issuer's revenues for its most recent fiscal year were $0.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

         The aggregate market value of our common shares held by non-affiliates of the registrant on April 16, 2007 was approximately $490,000.

         As of April 16, 2007, the Issuer had 12,908,128 common shares, $.001 par value, outstanding and 974,156 preferred shares, $.001 par value, outstanding.

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

Corporate Strategy
------------------

It is the mission of the Leisure Direct, Inc. ("Leisure Direct" or "LDI") to become a premier, high quality and nationally recognized manufacturer and direct marketer of pool, spa (commonly known as "hot tubs") and patio products in the United States. LDI also intends to increase its product line to include a wider range of backyard entertainment products for cross selling opportunities in conjunction with its core products. Leisure Direct will implement its strategy through first building a direct marketing distribution network through consolidation by acquiring existing dealers of competing products and converting each location to direct sales points of Leisure Direct's products. The next step will be to acquire existing manufacturers of other backyard entertainment products and marketing these products through the same distribution channel.

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

Current Business Operations
---------------------------

LDI is in the business of selling above ground pools which it manufactures. The pools that the Company sells are made of wood and steel. These pools serve the middle price points of the swimming pool market.

The Company's distribution channel currently involves selling its products to retail dealers of pools and spas. These retail dealers then sell the Company's products to the ultimate consumer of the products. Approximately 25% of LDI's sales were made to Springfield TERRA-FIRMA Properties, Ltd., to whom we have licensed the right to operate as "Olympic Pools."

LDI has many suppliers for the inputs that are used in the production of its pools. As such, LDI is not dependent upon any single supplier for its inventory.

The competitors of LDI are very fragmented. There are several national manufacturers of very low-end above-ground swimming pools; however, these manufacturers are not direct competitors because of the price points at which their pools sell. There are no national manufacturers of above ground swimming pools that compete at the same price points as the pools that LDI produces. The manufacturers of above ground swimming pools are mostly local in nature. The prices of the pools produced by the Company are competitive with these producers.

Overall, the Company produces pools that sell in the mid-range price points. Pools at the low end of the price range are typically aluminum or plastic above ground pools, and are priced from a few hundred dollars to several thousand dollars. Pools at the mid-range price points also tend to be above ground. However, these pools tend to be more substantial in nature, and are made of wood and steel, and have decking and fencing attached to the pool. The price points for these types of pools range from $4,000 to $20,000. At the higher end of the market are in ground, i.e. pools in which the entire structure is below ground level. The price points for these pools range begin at $15,000. The most common in ground pools sell from $20,000 to $40,000.

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

Personnel
---------

LDI currently has three (3) full time employees. In addition, two of LDI's principal's, John R. Ayling, Chairman and CEO, Paul M. Hoag, President, spent a material amount of time working on behalf of the Company during the year. The company expects to hire from time to time, independent consultants and contractors during the stages of implementing our business plan. Because of the seasonal nature of the pool business, the Company can meet its operating needs with seasonal labor. As the Company grows, it will develop a group of full time employees that will be supplemented with seasonal labor.

Item 2.  Description of Property

The Company's executive offices are currently located at 1070 Commerce Drive, Building II, Suite 303, Perrysburg, Ohio 43551. The Company shares a portion of an office complex located at this address with Capital First Corporation, a shareholder of the Company. The Company currently pays rent of $2,500 under a sublease agreement with Capital First for this location.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

         (a)   Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDTI" since September 27, 2004. Prior to that date, the Company's common stock was quoted on the Pink Sheets, beginning on August 2, 2004. Set forth below are the high and low bid prices for the fiscal quarters, 2006, since quotes were first posted. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


               Quarter Ended             High Bid      Low Bid
               -------------             --------      -------
               December 31, 2006          $ .07          $ .06
               September 30, 2006         $ .06          $ .04
               June 30, 2006              $ .12          $ .12
               March 31, 2006             $ .205         $ .15

         (b)   Shareholders

On April 16, 2007, there were 94 holders of record of the Company's common stock.

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

         (d)   Recent Sales of Unregistered Securities

The Company did not sell any securities during the 4th quarter of 2006 that were not registered under the Securities Act.

         (e)   Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

For the year ended December 31, 2006, LDI had no revenues which represented a decrease over 2005 revenues of $93,020. LDI had a working capital shortage throughout 2006 and did not emphasize current operations. Because of the several acquisition opportunities available to LDI, management elected to devote all of it's time seeking financing partners for these acquisitions.

LDI's gross margin was $0 in 2006 compared to a negative $79,643 in 2005. Gross margins changed, due to focus on acquisition funding fixed expenses, including depreciation expenses payment of rent on facilities and the write off of professional services rendered in cultivating investment capital.

During 2006 LDI incurred general and administrative expenses of $880,311 compared to $2,557,989 in 2005. The primary drivers were impairment expense, salaries and wages, rent, bad debts management fees and consulting expenses for the change in general and administrative expenses. Of the $81,400 in salaries, and $165,000 of management fees, more than $68,000 was paid in the form of common stock. In 2005, LDI entered into a private placement for 750,000 shares of common stock. Common stock was issued and placed in escrow. Prior to closing, the private placement party defaulted on its obligations. Based upon the issuance of the shares, LDI recorded a subscription receivable for $1,312,500. The receivable has been determined to be uncollectible and accordingly, has been fully reserved against additional paid in capital.

The Company's operating loss for 2006 was $880,311 compared to $2,690,165 in 2005. While a majority of the 2006 and 2005 operating loss stems from the charge from the financing transaction, funding of the company came from loans from LDI's principal shareholders.

The Company had a loss for tax purposes in 2006 and 2005. The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company can not determine when, if ever, it will be able to use the tax loss carry forwards.

         Liquidity and Capital Resources

LDI's operations used $637 in cash during 2006. The depletion of cash was primarily attributable to the operating losses incurred during the year offset by noncash charges and funding from officers.

LDI had a working capital deficit of $2,381,107 at December 31, 2006. Although more than half of the debts that produce the deficit are owed to shareholders and are, therefore, friendly, the remainder is primarily owed to the vendors from whom we purchase components. Our inability to make timely payments for components makes it difficult for us to obtain preferential pricing.

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

         Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2006, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward. The primary reason for the determination was our lack of certainty as to whether Leisure Direct will carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

John Ayling, our Chief Executive Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2006. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Ayling performed his evaluation.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

                                                                       Director
    Name           Age                   Position                        Since
--------------              ----------------------------------------   --------

John R. Ayling     62       CEO and Director (Chairman of the Board)      2004
Paul M. Hoag       50       President                                      --

John R. Ayling - CEO and Chairman of the Board. John R. Ayling, 62, has been CEO of the Company since October of 2003. Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm. From 1983 to 1988, he served as a Vice President at Oberweis Securities. From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker. Mr. Ayling is a NASD registered representative and holds Series 7, 24 and 63 licenses. From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division. Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

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

Item 10.  Executive Compensation

In 2006, no officer or director received any cash compensation from the Company. In 2005, the Company agreed to pay Mr. Ayling and Mr. Hoag each a salary of $48,000 per year. Mr. Ayling and Mr. Hoag agreed to take up to 50% of their compensation in the form of options on common stock.

This table itemizes the compensation we paid to John Ayling, who served as our Chief Executive Officer during 2006. There were no other officers whose salary and bonus for services rendered during the year ended December 31, 2006 that exceeded $100,000.

                                   Compensation
                                   Year      Salary        Stock Grant
                                   ----      ------        -----------
         John Ayling.......        2006      $120,000            0
                                   2005      $ 48,000*           0

* Mr. Ayling agreed to take 50% of his 2005 salary in the form of options on common stock.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of 12/31/06.

                                                          Amount
                               Amount and                 and
                               Nature of                  Nature of   Percentage
Name and Address               Beneficial     Percentage  Beneficial  of
of Beneficial Owner(1)         Ownership(2)   of Common   Ownership   Preferred
--------------------------------------------------------------------------------
John R. Ayling                2,161,847(3)(5)   19.9%       974,156     100.0%

Paul M. Hoag                     88,500(5)        .8%


All Officers and Directors
 As a Group (2 persons)       2,250,347(3)(5)   20.7%

Michael D. Slates               322,500(4)(5)    2.9%

DABE Inc                      1,028,410(3)       9.5%

Capital First Corporation, LLC                              974,156     100.0%

Olympic Pools, Inc.           1,133,437          10.4%

____________________________________

(1) The address of Mr. Ayling and Mr. Hoag is c/o Leisure Direct, Inc., 1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH 43551
(2)   All shares are owned of record unless otherwise indicated.
(3) The shares beneficially owned by Mr. Ayling include 974,156 preferred shares owned by Capital First Corporation, LLC, and 1,133,437 shares owned by Olympic Pools, Inc., and 1,028,410 shares owned by DABE, Inc. all of which are owned and managed by Mr. Ayling.
(4) Includes 82,500 shares which Mr. Slates may acquire upon exercise of warrants attached to a promissory note issued to him by LDI-Delaware.
(5) Includes for unexercised options of 36,000 for Mr. Slates and 36,000 for Mr. Hoag.

         Equity Compensation Plan Information

                                                                   Number of
                                 Number of        Weighted        securities
                                 securities       average          remaining
                                to be issued      exercise         available
                                upon exercise     price of        for future
                               of outstanding    outstanding       issuance
                                  options,         options,       under equity
                                  warrants         warrants       compensation
                                 and rights       and rights         plans
                               --------------    -----------      ------------
Equity compensation
plans approved by
security holders                   72,000              .50          2,531,500

Equity compensation
plans not approved by
security holders                        0             N.A.                  0

                Total              72,000              .50          2,531,500

Item 12.  Certain Relationships and Related Transactions

During 2006 and 2005, the Company paid expenses of Olympic Pools, Inc. (OPI). OPI is a shareholder of the Company. PCPI is wholly owned by John Ayling, President and Chairman of the Company. The Company is indebted to to OPI for loans made to the Company.

During 2006 and 2005, the Company issued demand notes, net, in the amount of $41,192 and $1,034, respectively payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. Mr. Ayling is the sole shareholder of DABE, Inc. On August 2, 2006 the company issued 1,028,410 shares of common stock in lieu of interest expense on these loans in payment of $107,983 in accrued interest.

Effective August 2, 2004, the Company extended the employment agreements of Mr. Ayling and Mr. Slates. In 2005 and 2006, Mr. Ayling and Mr. Slates will receive compensation in the amounts of $48,000 and $60,000, respectively. As of August 31, 2005, Mr. Slates resigned as an officer and director of the Company, and from Capital First. As of December 31, 2005, there remained unpaid compensation from the Company to Mr. Slates of $26,000. In addition, the Company agreed to pay Mr. Slates the amount of $8,000 for services rendered in 2006.

Effective August 2, 2004, Paul M. Hoag was named President of Leisure Direct, Inc. Mr. Hoag received a salary of $48,000 and $60,000 in 2005 and 2006, respectively. As incentive compensation, Mr. Hoag will receive a cash bonus equal to 2% of the pre-tax profits of the company, with an additional 2% of the amount of pre-tax profits that exceed certain pre-determined goals.


                                    PART IV

Item 13.  Exhibit List and Reports on Form 8-K

         (a)   Financial Statements

         Independent Auditors' Report

         Balance Sheet

         Statements of Operations

         Statements of Changes in Stockholders' Equity

         Statements of Cash Flows

         Notes to the Financial Statements

         (b)   Exhibits

                                              Incorporated By
Exhibit                                       Reference from      No. in
Number        Description                        Document        Document
-------    --------------------------------   ----------------   --------
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

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

         (c)   Reports on Form 8-K.  None.

Item 14  Principal Accountant Fees and Services

         Audit Fees

Rosenberg Rich Baker Berman & Co. billed $40,500 each year to the Company for professional services rendered for the audits of our 2005 and 2006 financial statements and review of the financial statements included in our 10-QSB and 10-KSB filings for the four quarters of 2005 and 2006.

         Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2006 for assurance and related services.

         Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2006 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2006 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

           Report of the Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Leisure Direct, Inc. & Subsidiaries


We have audited the accompanying consolidated balance sheet of Leisure Direct, Inc. & Subsidiaries as of December 31, 2006, and the consolidated related statements of income, stockholders' impairment, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leisure Direct, Inc. & Subsidiaries as of December 31, 2006 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the placecountry-regionUnited States of America.

The accompanying consolidated financial statements have been prepared assuming that Leisure Direct, Inc. & Subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


             Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 16, 2007

                       Leisure Direct, Inc. & Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2006


                                     Assets



Property and equipment, net of accumulated
  depreciation of $125,757                                     $        113,442
                                                               -----------------

        Total Assets                                                    113,442
                                                               =================


                    Liabilities and Stockholder's Impairment

Current Liabilities
     Accounts payable and accrued expenses                              912,861
     Accrued interest payable                                           206,956
     Accrued interest payable - related parties                          85,270
     Promissory notes payable                                           407,777
     Promissory notes payable - related parties                         768,243
                                                               -----------------

        Total Current Liabilities                                     2,381,107
                                                               -----------------


Stockholders' Impairment
     Common stock, par value $0.001; 100,000,000
       shares authorized; 10,843,828 shares
       issued and outstanding                                            10,843

      Preferred stock, par value $0.001;
        10,000,000 shares authorized;
        974,156 shares issued and outstanding
      Additional paid-in capital                                          9,742
                                                                      3,779,080
     Deferred consulting fees                                           (61,052)
     Accumulated deficit                                             (6,006,278)
                                                               -----------------
        Total Stockholders' Impairment                               (2,267,665)
                                                               -----------------

        Total Liabilities and Stockholders'
          Impairment                                           $        113,442
                                                               =================


The attached notes are an integral part of these financial statements.

                       Leisure Direct, Inc. & Subsidiaries
                      Consolidated Statements of Operations


                                                      Year Ended December 31,
                                              ----------------------------------
                                                    2006                 2005
                                              --------------    ----------------
Net Sales                                     $            -    $        93,020

Cost of Goods Sold                                         -             48,119
Manufacturing Overhead                                     -            124,544
                                              --------------    ----------------

     Gross Loss                                            -            (79,643)
                                              --------------    ----------------

Selling, General & Administrative Expenses           880,311          2,557,989
Provision for Doubtful Accounts                            -             52,533
                                              --------------    ----------------

     Operating Loss                                 (880,311)        (2,690,165)
                                              --------------    ----------------

Other Income (Expense)
     Interest Income                                       -                758
     Interest Expense                               (183,043)          (120,229)
     Gain(Loss) on disposal of assets                      -            (51,909)
     Gain on extinguished debt and loss
       on impairment of fixed assets                       -           (158,846)
                                              --------------    ----------------

        Total Other Income (Expense)               (183,043)           (330,226)
                                              --------------    ----------------

Net Loss                                      $   (1,063,354)   $    (3,020,391)
                                              ==============    ================

Loss per share, basic and diluted             $         (.11)   $          (.18)
                                              ==============    ================

Weighted Average Common Shares Outstanding        10,016,394         16,512,524
                                              ==============    ================



The attached notes are an integral part of these financial statements.


                                                 Leisure Direct, Inc. & Subsidiaries
                                    Consolidated Statement of Changes in Stockholders' Impairment
                                               Years Ended December 31, 2006 and 2005


                                             Additional                                                                  Total
                         Common Stock         Paid in       Retained      Deferred   Subscription  Preferred Stock   Stockholders'
                       Shares      Amount     Capital       (Deficit)    Consulting   Receivable   Shares    Amount   Impairment
                     ----------  ---------  ------------  ------------   ----------  ------------  --------- -------  -------------
Balance - January 1,
2005                 15,652,573  $  15,652  $    794,231  $ (1,922,533)                                   -  $     -  $ (1,112,650)

Repayment of related
party debt               55,000         55       175,945             -                                    -        -       176,000
Shares issued for
settlement of           367,500        367       288,383             -                                    -        -       288,750
accrued salaries
Shares issued for
services                208,500        209       115,191             -                                    -        -       115,400
Shares issued for
settlement of            35,000         35        26,365             -                                    -                 26,400
accrued expenses
Shares issued in
connection with
note payable            100,000        100        41,076                                                                    41,176
Amortization of
consulting fees                                                              36,096                                         36,096
Warrants issued
for services                  -          -     1,900,350             -     (225,600)                      -        -     1,674,750
Exercised Warrants      950,000        950     1,335,550                               (1,312,500)                          24,000
Net loss, 2005                -          -             -    (3,020,391)           -             -         -        -    (3,020,391)
                     ----------  ---------  ------------  ------------   ----------  ------------  --------  -------  -------------

Balance - December
31, 2005             17,368,573  $  17,368  $  4,677,091  $ (4,942,924)  $ (189,504) $ (1,312,500)        -  $     -  $ (1,750,469)
                     ==========  =========  ============  ============   ==========  ============  ========  =======  ============
Exchange of Common
for Preferred Shares (9,741,563)    (9,742)            -             -            -             -   974,156    9,742             -
Repayment of related
party interest        1,028,410      1,028       112,097             -            -             -         -        -       113,125
Shares issued for
payment of wages        800,000        800        66,200             -                          -         -        -        67,000
Shares issued for
services                888,408        889       159,542             -      (97,390)            -         -        -        63,041
Options issued to
officer for services          -          -         9,800             -            -             -         -        -         9,800
Shares issued to
collateralize note      400,000        400          (400)            -            -             -         -        -             -
Amortization of
consulting fees                                                             284,192                                        284,192
Impairment of
subscription
receivable                    -          -    (1,312,500)            -            -     1,312,500         -        -             -
Options issued for
services                      -          -        58,350             -      (58,350)            -         -        -             -
Exercised Options       100,000        100         8,900                                        -                            9,000
Net loss, 2006                -          -             -    (1,063,354)           -             -         -        -    (1,063,354)
                     ----------  ---------  ------------  ------------   ----------  ------------  --------  -------  -------------

Balance - December
31, 2006             10,843,828  $  10,843  $  3,779,080  $ (6,006,278)  $  (61,052) $          -   974,156  $ 9,742  $ (2,267,665)
                     ==========  =========  ============  ============   ==========  ============  ========  =======  ============



The attached notes are an integral part of these financial statements.

                       Leisure Direct, Inc. & Subsidiaries
                      Consolidated Statements of Cash Flows



                                                    Year Ended December 31,
                                              ----------------------------------
                                                   2006                 2005
                                              ---------------    ---------------

Cash Flows From Operating Activities:
Net Loss                                      $    (1,063,354)   $   (3,020,391)
Adjustments to Reconcile Net Loss to
    Net Cash Used by Operating
    Activities:
     Amortization of consulting
       fees                                           284,192            36,096
     Impairment of inventory                                -           153,544
     Impairment of property                                 -             7,572
     Depreciation and amortization                     44,792            41,515
     Shares issued for services and
       interest on note                               139,841         2,321,919


Changes in Operating Assets and Liabilities
     Accounts receivable                                    -            13,609
     Inventory                                              -            11,827
       Prepaid expenses                                     -             8,126
     Other current assets                                   -            59,599
     Accounts payable and accrued expenses            385,529           220,328
                                              ---------------    ---------------

        Net Cash Used in Operating
          Activities                                 (209,000)         (146,256)
                                              ---------------    ---------------


Cash Flows From Financing Activities
     Proceeds from notes payable                      283,545           228,137
     Repayment of notes payable                       (84,182)         (113,697)
     Cash received from exercise of
       warrants/options                                 9,000            26,000
                                              ---------------    ---------------

        Net Cash Provided by Financing
          Activities                                  208,363           140,440
                                              ---------------    ---------------

Net Decrease in Cash and Equivalents                     (637)           (5,816)

Cash and Equivalents at Beginning of Year                 637             6,453
                                              ---------------    ---------------
Cash and Equivalents at End of Year           $            -     $          637
                                              ===============    ===============




The attached notes are an integral part of these financial statements.

                       Leisure Direct, Inc. & Subsidiaries
                      Consolidated Statements of Cash Flows



                                                   2006                 2005
                                              ---------------    ---------------

 Supplemental Disclosure of Cash Flow
  Information:

 Cash paid during the year for:

       Interest                               $             -    $            -
                                              ---------------    ---------------

       Income taxes                           $             -    $            -
                                              ---------------    ---------------


Supplemental Disclosure of Non-Cash
  Investing And Financing Activities:

Shares issued  in settlement of accounts
  payable                                     $       113,125    $       26,400
                                              ===============    ===============
Common conversion into preferred shares                 9,142
                                              ===============    ===============
Shares issued/impairment of subscription
  receivable                                       (1,312,500)        1,312,500
                                              ===============    ===============
Shares issued for deferred financing fees             155,740           225,600
                                              ===============    ===============



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

     Fair Value of Financial Instruments
         The fair values of cash, accounts payable and other short-term obligations approximate their carrying values because of the short-term maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available to the Company at balance sheet dates are used to estimate the fair value of existing debt.

     Property & Equipment
         Property and equipment are carried at cost. Depreciation is provided for financial reporting purposes on a straight-line basis over the estimated useful lives of the assets; 5 to 7 years for machinery and equipment. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

     Shipping and Handling Costs
         Shipping and handling costs are charged to operations when incurred and are included in the Cost of Sales caption on the Statement of Operations. Shipping and handling expense was $0 and $16,168 for the years ended December 31, 2006 and 2005, respectively.

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

     Stock-Based Compensation
         On July 26, 2004 the Company's Board of Directors adopted the 2004 Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was established to further the growth of the Company by allowing the Company to compensate employees, consultants and other persons who provide bona-fide services to the Company through the award of Common Stock. The Company issued 1,688,408 and 208,500 shares under the plan in 2006 and 2005, respectively.

     Net Loss Per Share
         Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of assuming the exchange of any stock options, warrants and convertible notes would be anti-dilutive as of December 31, 2006 and 2005.

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

     Reclassification
         Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 financial statement presentation. The reclassification had no effect on the net loss reported for the year ended December 31, 2005.

2.  GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $1,063,354 and $3,020,391 during the years ended December 31, 2006 and 2005, respectively. Also, as of December 31, 2006, the Company had no cash and current liabilities exceeded current assets by $2,381,107. These factors all raise substantial doubt about the ability of the Company to continue as a going concern. Due to these conditions, the auditors have issued a going concern note.

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

3.  NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of SFAS 123, SFAS No. 123R, Share-Based Payment. This statement supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance. This Statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2006. The Company does not believe the adoption of this statement will have a material effect on its financial position and results.

4.  PROPERTY AND EQUIPMENT

         Equipment at cost, less accumulated depreciation, consists of the following at December 31, 2006:

              Equipment                                     $   239,199
              Less accumulated depreciation                    (125,757)
                                                            -----------
                       Total                                $   113,442
                                                            ===========

         Depreciation expense charged to operations was $44,792 and $41,515 in 2006 and 2005, respectively.

5.  NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties at December 31, 2006 consist of the following:

            Notes payable - DABE, Inc. - with interest accruing
               at 10% per annum.  The notes are guaranteed by a
               security interest in inventory, receivables,
               intangibles, chattel paper and contract rights.
               John Ayling, the CEO of Leisure Direct, Inc.
               is the sole shareholder of DABE, Inc.             $      319,896

            Note payable - Capital First Management LLC  -
               unsecured, non-interest bearing and due on
               demand.  John Ayling, the CEO Leisure Direct,
               Inc. is the sole member of Capital First
               Management Company, LLC.                                 130,799

            Notes payable - President.  The president has
               advanced $290,000 with various notes bearing
               interest at 12% and due on demand.                       290,000

            Notes payable - OPI and PCPI - non-interest
               bearing and due on demand.  John Ayling, the
               CEO of Leisure Direct, Inc., is the sole member
               of OPI & PCPI.                                            27,548
                                                                 ---------------

                                                                 $       768,243
                                                                 ===============


6.  PROMISSORY NOTES PAYABLE

         Notes payable at December 31, 2006 consist of the following:

            Notes payable - on September 9, 2001, the Company
               borrowed $100,000 bearing interest at 30%.
               The loan is currently in default.                 $      100,000

            Note payable - secured by equipment bearing
               interest between 21 and 29 percent due in
               monthly payments. The loan is currently in
               default and currently due on demand                      243,838

            Notes payable - Bank - line of credit of $25,000
               bearing interest at prime plus 6 1/2%.  The
               loan is currently in default.                             11,897

            Notes payable - Individuals at 10% - 12% interest
               due on Demand.                                            52,042
                                                                 ---------------

                                                                 $      407,777
                                                                 ===============

7.  INCOME TAXES

         The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                                       Year Ended December 31,
                                                    ----------------------------
                                                         2006          2005
                                                    ------------- --------------
     Tax provision at the U. S. Federal Statutory
       rate                                                  34 %           34 %
     Valuation allowance                                    (34)%          (34)%
                                                    ------------- --------------
     Effective tax rates                                      - %            - %
                                                    ============= ==============

         The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from recognition of net operating loss carry forwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

         Those amounts have been presented in the Company's financial statements as follows:

                                                                   December 31,
                                                                       2006
                                                                 ---------------

             Deferred tax asset, noncurrent                      $    2,048,000
             Total valuation allowance recognized for
                deferred taxes                                       (2,048,000)
                                                                 ---------------

             Net deferred tax asset                              $            -
                                                                 ===============

         The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carry forwards before they expire.

         The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

                                                        Federal        State
                                                    -------------  ------------
       Available Through
            2020                                    $     413,465  $    413,465
            2021                                          262,952       262,952
            2022                                          121,232       121,232
            2023                                          127,017       127,017
            2024                                        3,020,391     3,020,391
            2025                                        1,014,436     1,014,436
            2026                                        1,064,000     1,064,000
                                                    -------------  -------------
                 Total                              $   6,023,493  $  6,023,493
                                                    =============  =============

8.  COMMITMENTS AND CONTINGENCIES

         During 2001, the Company's insurance policies were each cancelled for non-payment of premiums. These policies for general liability, commercial property and workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss at December 31, 2006 for which a reasonable estimate cannot be made. Management believes its potential liability with regard to product liability is mitigated based on the fact that the Company has had no such claims since inception and that OPI, the predecessor company, had no claims in the 20 years prior to acquisition by the Company.

         As of December 31, 2006, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $260,380 for federal payroll taxes and approximately $38,000 for state and local payroll taxes. These past due amounts will continue to accrue interest and penalties as long as they remain unpaid.

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

9.  RELATED PARTY TRANSACTIONS

         On July 15, 2003, Capital First Management Company, LLC ("Capital First"), a related party, exercised two options to purchase a total of 4,116,563 shares of the Company held by OPI and PCPI. Capital First issued promissory notes to OPI and PCPI as consideration for the respective options. Capital First is wholly owned by Mr. Ayling. He is also the majority shareholder of OPI and sole shareholder of PCPI. As of April 1, 2006 Capital First exchanged 9,741,583 of common stock for 974,150 shares of preferred stock. As a result of these transactions, Capital First is a majority shareholder of the Company, owning 100% of outstanding preferred shares at December 31, 2006.

         The Company received advancements from related parties in the amount of $199,363 in 2006. In 2005, the Company paid $5,883 to related parties for amounts due.

         The Company incurred interest expense on related party notes of $63,567 and $22,733 in the years 2006 and 2005, respectively. As of December 31, 2006 and 2005, accrued interest due to related parties was $85,270 and $135,078.

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

         In 2006, the Company issued 800,000 shares of common stock to its executive officers in settlement of $67,000 of accrued salaries.

         In 2006, the Company issued 1,028,410 shares of common stock to related party in satisfaction of accrued interest due in the amount of $107,983.

10.  Common Stock Warrants

         A summary of the warrant activity for the two years ended December 31, 2006 is set forth below:

---------------------  ----------------------  -------------------------------
                         Number of Warrants    Weighted Average Exercise Price
---------------------  ----------------------  -------------------------------
Outstanding at
December 31, 2005            1,800,000                    $0.85
---------------------  ----------------------  -------------------------------
Granted                        610,000                     0.63
---------------------  ----------------------  -------------------------------
Exercised                     (100,000)                    0.37
---------------------  ----------------------  -------------------------------
Cancelled or Expired        (1,700,000)                    0.88
---------------------  ----------------------  -------------------------------
Outstanding at
December 31, 2006              610,000                    $0.63
---------------------  ----------------------  -------------------------------

11.  STOCKHOLDERS' EQUITY

         During 2006 the Company issued 309,408 shares for services valued at $63,041.

         In March 2006, the Company issued 400,000 shares as collateral for note payable to be returned upon payment of note.

         In May and June 2006, the Company issued 510,000 options with exercise prices ranging from $0.001 to $1.25 valued using the Black-Scholes Model at $58,350. The deferred consulting fees are being amortized over the life of the agreements which is one year. The amortization of financing fees for options in 2006 was $35,410.

         In 2006, the Company issued 579,000 shares to consultants for services through 2007 valued at $97,390. The deferred consulting fees are being amortized over the terms of their agreements which is generally one year. The amortization of deferred consulting fees for shares issued in 2006 was $59,278.

         In July 2006, the Company issued 500,000 options to an officer for services which vest over the next five years, 100,000 at the end of each year as long as officer is still employed with the Company. These options were valued using the Black-Scholes Model at $49,000. The Company incurred an expense of $9,800 for options that vested during the year.

         As of December 31, 2006, the Company determined that the subscription receivable of $1,312,500 for shares issued in 2005 was uncollectible. Accordingly, the Company reserved the full amount of the receivable.

12.  EMPLOYMENT AGREEMENT

         On June 1, 2005, the Company entered into a compensation and employment agreement with its Vice President of Operations. Salary, relocation allowance, and signing bonus are payable in cash or stock and options. The annual salary for the first and second year of the agreement is $36,400 and $45,000, respectively. Also the Vice President of Operations received 500,000 options to purchase one share of common stock at a strike price of $0.105, which will vest over the next five years. The Company recorded $9,800 as officer compensation for options that vested in accordance with SFAS 123R.

         Effective August 2, 2004, Paul M. Hoag was named President of the Company. Mr. Hoag will receive compensation over the next two and a half years. The President received a salary of $15,000, $48,000, and $60,000 in 2004, 2005, and 2006, respectively.

         Effective August 2, 2004, the Company extended the employment agreement of Mr. Ayling. In 2005 and 2006, Mr. Ayling received compensation in the amounts of $48,000 and $60,000, respectively.

13.  LITIGATION

         In April 2005, Glendale exercised an option to purchase shares of the Company's common stock from third parties for services. Glendale received shares from the Company and has yet to pay for them. The Company's case is currently pending in the US District Court for the Eastern District of New York. The Company has fully reserved the subscription receivable from Glendale as it believes collection is unlikely.

         In 2006, John Leo has commenced action against the Company for outstanding obligations owed by the Company. At this time, the likelihood of an unfavorable outcome cannot be determined.

14. SUBSEQUENT EVENTS

         On February 13, 2007, Leisure Direct issued 1,464,300 shares of common stock to Phoenix Associates Land Syndicate. The shares were purchased in a private offering at $0.09 per share. At the close of the sale, Phoenix Associates Land Syndicate had a 11.9% interest in the Company.

         On March 20, 2007, the Company entered into a Continuation of Professional Services agreement with Couchot, Hogenkamp & Seving, Inc.
         (CHSI). Per agreement, balance owed as of February 28, 2007 to CHSI was $38,712. Upon execution of the agreement an additional 50,000 shares were issued as additional compensation to CHSI and the Chief Executive Officer entered into a collateral agreement with CHSI where the Chief Executive Officer will give CHSI 1,000,000 shares of the Company's stock owned by the Officer to CHSI if obligation is not fully satisfied as of March 31, 2008.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEISURE DIRECT, INC.
                                          (Registrant)

Dated: April 2, 2007

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

Name                      Title                             Date

/S/ John R. Alying        Chairman & CEO, Director         April 2, 2007
---------------------
    John R. Ayling

--------------------------------------------------------------------------------