Form 10QSB
period 2007-03-31
LEISURE DIRECT INC
filed 2007-05-18
CIK 1131089

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

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 15, 2007, 13,188,128 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


--------------------------------------------------------------------------------

 Part 1. Financial Information

                       Leisure Direct, Inc. & Subsidiaries
                      Consolidated Condensed Balance Sheet

                                                                 March 31, 2007
                                                                  (Unaudited)

Assets


Idle Property and equipment, net of
 accumulated depreciation of $119,631                                   113,442
                                                                ----------------
 Total Assets                                                           113,442
                                                                ================
Liabilities and Stockholders' Impairment

Current Liabilities
 Accounts  payable and accrued expenses                                 881,386
 Accrued interest payable                                                92,331
 Accrued interest payable - related parties                             101,967
 Promissory notes payable                                               163,940
Promissory notes payable - related parties                              842,313
                                                                ----------------
 Total Current Liabilities                                            2,081,937

Stockholders' Impairment
 Common stock, par value $0.001;
  100,000,000 shares authorized
  13,188,128 shares issued and
  outstanding                                                            13,188
 Preferred stock, par value $0.01;
   974,156 shares issued and outstanding                                  9,742
 Additional paid in capital                                           3,902,016
 Deferred consulting                                                    (26,329)
Accumulated deficit                                                  (5,867,112)
                                                                ----------------
 Total Stockholders' Impairment                                      (1,968,495)
                                                                ----------------
 Total Liabilities and Stockholders'
  Impairment                                                    $       113,442
                                                                ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                       -2-
--------------------------------------------------------------------------------

                       Leisure Direct, Inc. & Subsidiaries
                Consolidated Condensed Statements of Operations
                                   (Unaudited)



                                                 Three Months Ended March 31,
                                               ---------------------------------
                                                    2007              2006
                                               --------------   ----------------

Net Sales                                      $           -    $             -

Selling, General & Administrative
 Expenses                                             127,842           230,017
                                               --------------   ----------------
Operating Loss                                       (127,842)         (230,017)

Other Income (Expense)
 Gain on extinguishment of debt                       293,010                 -
 Interest Expense                                     (26,002)          (53,463)
                                               --------------   ----------------
Total Other Income (Expense)                          267,008           (53,463)
                                               --------------   ----------------

Net Income (Loss)                              $      139,166   $      (283,480)
                                               ==============   ================

Income (loss) per share,
    basic and diluted                          $          .01   $          (.02)
                                               ==============   ================

Weighted Average Common Shares
 Outstanding                                       12,793,206        17,451,017
                                               ==============   ================





                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                       -3-
--------------------------------------------------------------------------------

                      Leisure Direct, Inc. & Subsidiaries
                Consolidated Condensed Statements of Cash Flows

                                   (Unaudited)


                                                 Three Months Ended March 31,
                                               ---------------------------------
                                                   2007              2006
                                               --------------   ----------------
Cash Flows From Operating Activities:
 Net Income (Loss)                             $      139,166   $      (283,480)
 Adjustments to Reconcile Net Income (Loss)
  to Net Cash (Used) by Operating Activities:
   Amortization of deferred consulting                 40,324            94,133
   Depreciation and amortization                            -             8,927
   Services rendered in exchange for stock             45,000            56,100
   Gain on extinguishment of debt                    (293,010)                -
  Changes in Operating Assets and
   Liabilities
   Accounts payable and accrued expenses              (31,475)           82,029
   Accrued interest payable                             9,227            17,033
   Accrued interest payable - related
    parties                                            16,697            19,264
                                               --------------   ----------------
 Net Cash (Used) by Operating Activities              (74,071)           (3,994)
                                               --------------   ----------------

Cash Flows From Financing Activities
 Proceeds from related party notes                     74,071             4,608
                                               --------------   ----------------
 Net Cash Provided by Financing
  Activities                                           74,071             4,608
                                               --------------   ----------------
Net Increase in Cash and Cash
 Equivalents                                                -               614

Cash and Equivalents at Beginning of Year                   -               637
                                               --------------   ----------------
Cash and Equivalents at End of Quarter         $            -   $         1,251
                                               ==============   ================


Supplemental Cash flow information involving non-cash transactions.

                                                          March 31,
                                               ---------------------------------
                                                    2007             2006
                                               --------------   ----------------

Conversion of debt to equity                   $       74,680                 -


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                      -4-
--------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 financial statement presentation. The reclassification had no effect on the net loss reported for the three months ended March 31, 2006.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a profit of $139,166 during the three months ended March 31, 2007. Also, as of March 31, 2007, the Company only had no cash and current liabilities exceeded current assets by $2,081,937.

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




                                       -5-
--------------------------------------------------------------------------------

STOCKHOLDERS' IMPAIRMENT

During the first quarter ending March 31, 2007, the Company issued 750,000 shares of common stock at market value for current and accrued salaries During the first quarter ending March 31, 2007, the Company issued 130,000 shares of common stock at market value for services.

GAIN ON EXTINGUISHMENT OF DEBT

In February 2007 the Company reached and agreement with a creditor to exchange stock in full satisfaction of the obligation plus the accrued interest. As a result of the transaction the following was recorded on the books of the
Company:

     Note payable obligation satisfied                      $       243,838

     Accrued interest satisfied                                     123,852
                                                            ----------------
              Total debt satisfied                                  367,690

     Stock issued in exchange at market value                       (74,680)
                                                            ----------------
     Gain recorded on books in satisfaction of debt         $       293,010
                                                            ----------------

Litigation
----------

In April 2005, Glendale exercised an option to purchase shares of the Company's common stock from third parties for services. Glendale received shares from the Company and has yet to pay for them. The Company's case is currently pending in the US District Court for theEastern District of New York. The Company has fully reserved the subscription receivable from Glendale as it believes collection is unlikely.

In 2006, John Leo has commenced action against the Company for outstanding obligations owed by the Company. At this time, the likelihood of an unfavorable outcome cannot be determined.








                                       -6-
--------------------------------------------------------------------------------

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

Introduction

It is the mission of the LDI to become a premier, high quality and nationally recognized manufacturer and direct marketer of swimming pools, spas (commonly known as "hot tubs") and patio products in the United States. LDI also intends to increase its product line to include a wider range of backyard entertainment products for cross selling opportunities in conjunction with its core products. Leisure Direct will implement its strategy through first building a direct marketing distribution network through consolidation by acquiring existing dealers of competing products and converting each location to direct sales points of Leisure Direct's products. The next step will be to acquire existing manufacturers of other backyard entertainment products and marketing these products through the same distribution channel.

Three Months Ended March 31, 2007

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. LDI's total sales for the first three months of 2007 were $0, compared to $0 for the first three months of 2006. LDI's Costs of sales were $0 compared to $0 for the first quarter 2006. Manufacturing overhead was $0. This compares to $0 of manufacturing overhead for the first quarter 2006.

Because of the several acquisition opportunities available to LDI, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the three months ended March 31, 2007, LDI incurred selling, general and administrative expenses of $127,842, of which $24,538 was for salaries and benefits. Included in selling, general and administrative expenses is $45,000 representing the fee for the services of John R. Ayling, Chairman & CEO, Paul M. Hoag, President. The fees to Mr. Ayling and Mr. Hoag have been accrued until the operations of the company permit payment, or Mr. Ayling and Mr. Hoag determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three months ended March 31, 2007 of $127,842. Funding of these expenses was from working capital and short term loans from principal shareholders.

LDI incurred a net other income and expenses of $267,008 in the three months ended March 31, 2007. The principal component of other expenses was interest expense of $26,002. Interest expense was accrued, and will be paid when the operations of the company permit payment. The company experienced a gain on extinguishment of debt of $293,010 in the quarter ended March 31, 2007.

Liquidity and Capital Requirements

LDI had net operating working capital, at March 31, 2007, of $(2,081,937). The working capital requirements of LDI have been funded primarily with loans from shareholders. LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.




                                       -7-
--------------------------------------------------------------------------------

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                     LEISURE DIRECT, INC.

Date:  May 18, 2007                 /s/  John R. Ayling
                                    ----------------------------------------

                                    John R. Ayling, Chief Executive Officer


                                       -8-
--------------------------------------------------------------------------------