Form 10QSB
period 2007-06-30
LEISURE DIRECT INC
filed 2007-08-20
CIK 1131089

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

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-50584

                              LEISURE DIRECT, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                    98-0335555
    ------------------------------------------------------------------------
    (State of Incorporation)                (IRS Employer Identification No.)


              1070 Commerce Drive
            Building II, Suite 303
                 Perrysburg, OH                              43551
     ------------------------------------------------------------------------
     (Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code: (419) 873-1111

                  Indicate by check mark whether the registrant
                       is a shell company (as defined in
                 Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 19, 2007 13,638,128 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]



                                       1
--------------------------------------------------------------------------------

Part 1. Financial Information

                              Leisure Direct, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2007

                                     Assets




Property and equipment, net of accumulated
  depreciation of $125,757                                              113,442
                                                                   -------------

    Total Assets                                                        113,442
                                                                   =============

                    Liabilities and Stockholder's Impairment

Current Liabilities
  Accounts payable and accrued expenses                               1,022,111
  Accrued interest payable                                              101,593
  Accrued interest payable -related parties                             118,630
  Promissory notes payable - related parties                            856,197
  Promissory notes payable                                              163,940
                                                                   -------------

    Total Current Liabilities                                         2,262,471
                                                                   -------------

Stockholders' Impairment
  Common stock, par value $0.001; 100,000,000
   shares authorized 13,288,128 shares issued
   and outstanding                                                       13,288
  Preferred stock, par value $0.001; 10,000,000
   shares authorized 974,156 shares issued and
   outstanding                                                            9,742
  Additional paid in capital                                          3,910,914
  Deferred consulting fees                                               (2,800)
  Accumulated deficit                                                (6,080,173)
                                                                   -------------

    Total Stockholders' Impairment                                   (2,149,029)
                                                                   -------------

    Total Liabilities and Stockholders' Impairment                      113,442
                                                                   =============








   The accompanying notes are an integral part of these financial statements.




                                       2
--------------------------------------------------------------------------------

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                      Three Months Ended Six Months Ended
                                ------------------------------------------------
                                          June 30,               June 30,
                                -----------------------  -----------------------
                                   2007         2006        2007        2006

Net Sales                       $        -   $        -  $        -  $        -

Cost of Sales
 Manufacturing overhead                  -        8,927           -      17,854
                                ----------   ----------  ----------  -----------
 Total Cost of Sales                     -        8,927           -      17,854
                                ----------   ----------  ----------  -----------

 Gross Profit (Loss)                     -       (8,927)          -     (17,854)

Selling, General &
 Administrative Expenses           186,556      183,160     314,397     404,250
                                ----------   ----------  ----------  -----------
Operating Loss                    (186,556)    (192,087)   (314,397)   (422,104)

Other Income (Expense)
 Gain on settlement of debt              -        6,395     293,010       6,395
 Interest expense                  (26,506)     (40,683)    (52,508)    (94,146)
                                ----------   ----------  ----------  -----------
 Total Other Income (Expense)      (26,506)     (34,288)    240,502     (87,751)
                                ----------   ----------  ----------  -----------

 Net Loss                       $ (213,062)  $ (226,375) $  (73,895)   (509,855)
                                ==========   ==========  ==========  ===========
Loss per share,
 basic and diluted              $     (.02)  $    (.02)  $     (.01) $     (.04)
                                ==========   ==========  ==========  ===========
Weighted Average Common
 Shares Outstanding             13,266,150   9,098,605   12,661,645  13,105,720
                                ==========   =========   ==========  ===========



   The accompanying notes are an integral part of these financial statements.


                                       3
--------------------------------------------------------------------------------

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                        6 Months Ended June 30,
                                                       ------------------------
                                                           2007         2006
Cash Flows From Operating Activities:                  -----------  -----------
 Net Loss                                              $   (73,895) $  (509,855)
Adjustments to Reconcile Net Loss to Net
Cash (Used) by Operating Activities:
  Depreciation and amortization                                  -       17,854

 Changes in Operating Assets and Liabilities
  Amortization of Deferred Consulting                       63,852      136,633
  Amortization of Deferred Financing Fees                        -       17,176
  Accounts payable and accrued expenses                    109,250      180,115
  Accrued interest payable                                  18,489       41,728
  Accrued interest payable - related parties                33,360       35,242
  Shares issued for Services                                54,000       56,100
  Gain on Settlement of debt                              (293,010)      (6,395)
Cash Flows From Operating Activities:                  -----------  -----------
  Net Cash (Used) by Operating Activities                  (87,954)     (31,402)
Cash Flows From Operating Activities:                  -----------  -----------

Cash Flows From Financing Activities
 Proceeds from related party notes                          87,954       21,775
 Proceeds from exercise of options                               -        9,000
Cash Flows From Operating Activities:                  -----------  -----------
   Net Cash Provided by Financing Activities                87,954       30,775
Cash Flows From Operating Activities:                  -----------  -----------

Net Increase (Decrease) in Cash and Equivalents                  -         (627)

Cash and Equivalents at Beginning of Year                        -          637
Cash Flows From Operating Activities:                  -----------  -----------
Cash and Equivalents at End of Period                  $         -  $        10
                                                       ===========  ===========



   The accompanying notes are an integral part of these financial statements.


                                       4
--------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 financial statement presentation. The reclassification had no effect on the net loss reported for the six months ended June 30, 2007.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $213,062 during the three months ended June 30, 2007 and incurred an overall loss of $73,895 for the six months ended June 30, 2007. Also, as of June 30, 2007, the Company had no cash and current liabilities exceeded current assets by $2,262,471. Management's plans include raising additional funding from debt and equity transactions that will be used to acquire additional point of sale outlets that should in turn increase sales. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows. However, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                       5
--------------------------------------------------------------------------------

STOCKHOLDERS' IMPAIRMENT

During the first quarter ending March 31, 2007, the Company issued 750,000 shares of common stock at market value for current and accrued salaries.

During the first quarter ending March 31, 2007, the Company issued 130,000 shares of common stock at market value for services.

During the second quarter ending June 30, 2007, the Company issued 100,000 shares of common stock at market value for services.

GAIN ON EXTINGUISHMENT OF DEBT

In February 2007 the Company reached and agreement with a creditor to exchange stock in full satisfaction of the obligation plus the accrued interest. As a result of the transaction the following was recorded on the books of the
Company:

       Note payable obligation satisfied                     $  243,838

       Accrued interest satisfied                               123,852
                                                             -----------

                Total debt satisfied                            367,690

       Stock issued in exchange at market value                 (74,680)
                                                             -----------

       Gain recorded on books in satisfaction of debt        $  293,010
                                                             -----------
Litigation
----------

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

SUBSEQUENT EVENTS

In July 2007, the Company issued 250,000 shares in settlement of accrued salary to one of its employees and 100,000 shares to consultant for services rendered.


                                       6
--------------------------------------------------------------------------------

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

Six Months Ended June 30, 2007

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. LDI's total sales for the first six months of 2007 and 2006 were $0. LDI's Costs of sales were $0 for the first & second quarter 2007 and 2006. Manufacturing overhead was $0 and $8,927 for the second quarter 2007 and 2006, respectively.

Because of the several acquisition opportunities available to LDI, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the six months ended June 30, 2007, LDI incurred selling, general and administrative expenses of $314,397, of which $62,289 was for salaries and benefits. Included in selling, general and administrative expenses is $90,000 representing the fee for the services of John R. Ayling, Chairman & CEO, Paul M. Hoag, President. The fees to Mr. Ayling and Mr. Hoag have been accrued until the operations of the company permit payment, or Mr. Ayling and Mr. Hoag determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the six months ended June 30, 2007 of $314,397. Funding of these expenses was from working capital, extended credit and short term loans from principal shareholders.

LDI incurred a net other income and expenses of $240,502 in the six months ended June 30, 2007. The principal component of other expenses was interest expense of $52,508. Interest expense was accrued, and will be paid when the operations of the company permit payment. The company experienced a gain on extinguishment of debt of $293,010 in the quarter ended March 31, 2007.

                                       7
--------------------------------------------------------------------------------

Liquidity and Capital Requirements

LDI had net operating working capital, at June 30, 2007, of $(2,262,471). The working capital requirements of LDI have been funded primarily with loans from shareholders.

LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.






                                       8
--------------------------------------------------------------------------------

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

                                    LEISURE DIRECT, INC.

Date:  August 19, 2007              /s/  John R. Ayling
                                    ----------------------------------------
                                    John R. Ayling, Chief Executive Officer



                                        9

--------------------------------------------------------------------------------