Form 10QSB
period 2007-09-30
LEISURE DIRECT INC
filed 2007-11-19
CIK 1131089

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

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 16, 2007 14,138,128 shares of Common Stock were issued and outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part 1. Financial Information

                              Leisure Direct, Inc.
                           Consolidated Balance Sheet
                               September 30, 2007

                                     Assets

Current Assets
  Cash in bank                                                           15,035
                                                                     ----------

    Total Current Assets                                                 15,035

Property and equipment, net of accumulated
 depreciation of $125,757                                               113,442
                                                                     ----------

    Total Assets                                                        128,477
                                                                     ==========

                    Liabilities and Stockholder's Impairment

Current Liabilities
  Accounts payable and accrued expenses                               1,081,344
  Accrued interest payable                                              110,789
  Accrued interest payable -related parties                             135,361
  Promissory notes payable - related parties                            866,917
  Promissory notes payable                                              178,940
                                                                     ----------

    Total Current Liabilities                                         2,373,353
                                                                     ----------

Stockholders' Impairment
  Common stock, par value $0.001; 100,000,000
   shares authorized 13,538,000 shares issued
   and outstanding                                                       13,638
  Preferred stock, par value $0.001; 10,000,000
   shares authorized 974,156 shares issued and
   outstanding                                                            9,742
  Additional paid in capital                                          3,928,064
  Deferred consulting fees                                               (1,400)
  Accumulated deficit                                                (6,194,918)
                                                                     ----------

    Total Stockholders' Impairment                                   (2,244,874)
                                                                     ----------

    Total Liabilities and Stockholders' Impairment                      128,477
                                                                     ==========



The accompanying notes are an integral part of these financial statements.

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                              ------------------------  -----------------------
                                 2007         2006         2007        2006
                              -----------  -----------  -----------  ----------

Net Sales                     $         -  $         -  $         -  $        -

Cost of Sales
 Cost of goods sold                     -            -            -           -
 Manufacturing overhead                 -        9,140            -      26 994
                              -----------  -----------  -----------  ----------
 Total Cost of Sales                    -        9,140            -      26,994
                              -----------  -----------  -----------  ----------

 Gross Profit (Loss)                    -       (9,140)           -     (26,994)

Selling, General &
 Administrative Expenses           88,741      175,808      403,138     626,291
                              -----------  -----------  -----------  ----------

Operating Loss                    (88,741)    (184,948)    (403,138)   (653,285)
                              -----------  -----------  -----------  ----------
Other Income (Expense)
 Interest income                        -            -            -           -
 Gain on settlement of debt             -            -      293,010       6,395
 Interest expense                 (26,004)     (49,994)     (78,512)   (144,140)
                              -----------  -----------  -----------  ----------
 Total Other Income (Expense)     (26,004)     (49,994)     214,498    (137,745)
                              -----------  -----------  -----------  ----------

 Net Loss                     $  (114,745) $  (234,942) $  (188,640) $ (791,030)
                              ===========  ===========  ===========  ==========
 Loss per share,
  basic and diluted           $      (.01) $      (.02) $      (.01) $     (.06)
                              ===========  ===========  ===========  ==========
Weighted Average Common
 Shares Outstanding,
 basic and diluted             13,549,666    9,789,457   11,842,878  13,735,496
                              ===========  ===========  ===========  ==========

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                            9 Months Ended
                                                             September 30,
                                                        -----------------------
                                                           2007          2006
                                                        ---------     ---------
Cash Flows From Operating Activities:
 Net Loss                                               $(188,640)    $(791,030)

Adjustments to Reconcile Net Loss to Net
Cash (Used) by Operating Activities:
  Depreciation and amortization                                 -        26,781
  Stock Issued for Services                                71,049       147,470
 Changes in Operating Assets and Liabilities
  Amortization of Deferred Consulting                      65,252       218,579
  Amortization of Deferred Financing Fees                       -        17,176
  Other current assets                                          -             -
  Accounts payable and accrued expenses                   168,483       174,641
  Accrued interest payable                                 27,684        94,885
  Accrued interest payable - related parties               50,091        31,686
  Gain on Settlement of debt                             (293,010)       (6,395)
                                                        ---------     ---------
  Net Cash (Used) by Operating Activities                 (99,091)      (86,207)
                                                        ---------     ---------
Cash Flows From Investing Activities
 Purchases of fixed assets                                      -             -
                                                        ---------     ---------
  Net Cash Used by Investing Activities                         -             -
                                                        ---------     ---------
Cash Flows From Financing Activities
 Proceeds from related party notes                        130,283        76,580
 Proceeds from third party notes                           15,000             -
 Repayment of related party notes                         (31,157)            -
 Proceeds from exercise of options                              -         9,000
                                                        ---------     ---------
   Net Cash Provided by Financing Activities               88,540        85,580
                                                        ---------     ---------

Net Increase (Decrease) in Cash and Equivalents            15,035          (627)

Cash and Equivalents at Beginning of Year                       -           637
                                                        ---------     ---------
Cash and Equivalents at End of Quarter                  $  15,035     $      10
                                                        =========     =========

Supplemental Statement of Non-Cash Investing
And Financing Activities:

Cash paid for interest                                  $       -     $       -
Cash paid for income taxes                              $       -     $       -


The accompanying notes are an integral part of these financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 financial statement presentation. The reclassification had no effect on the net loss reported for the nine months ended September 30, 2007.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $114,745 during the three months ended September 30, 2007 and incurred an overall loss of $188,640 for the nine months ended September 30, 2007. Also, as of September 30, 2007, the Company had $15,035 of cash and current liabilities exceeded current assets by $2,358,318. Management's plans include raising additional funding from debt and equity transactions that will be used to acquire additional point of sale outlets that should in turn increase sales. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows. However, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the third quarter ending September 30, 2007, the Company issued 100,000 shares of common stock at market value in satisfaction of trade payables.

During the third quarter ending September 30, 2007, the Company issued 250,000 shares of common stock at market value for current and accrued salaries.

GAIN ON EXTINGUISHMENT OF DEBT

In February 2007 the Company reached an agreement with a creditor to exchange stock in full satisfaction of the obligation plus the accrued interest. As a result of the transaction the following was recorded on the books of the
Company:

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

Nine Months Ended September 30, 2007

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. LDI's total sales for the first nine months of 2007 and 2006 were $0. LDI's manufacturing overhead was $0 and $26,994 for the first, second and third quarters 2007 and 2006, respectively. Manufacturing overhead was $0 and $9,140 for the third quarter 2007 and 2006, respectively.

Because of the several acquisition opportunities available to LDI, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the nine months ended September 30, 2007, LDI incurred selling, general and administrative expenses of $403,138, of which $84,789 was for salaries and benefits. Included in selling, general and administrative expenses is $135,000 representing the fee for the services of John R. Ayling, Chairman & CEO, Paul M. Hoag, President. The fees to Mr. Ayling and Mr. Hoag have been accrued until the operations of the company permit payment, or Mr. Ayling and Mr. Hoag determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the nine months ended September 30, 2007 of $403,138. Funding of these expenses was from working capital, extended credit and short term loans from principal shareholders.

LDI incurred a net other income and expenses of $214,498 in the nine months ended September 30, 2007. The principal component of other expenses was interest expense of $78,512. Interest expense was accrued, and will be paid when the operations of the company permit payment. The company experienced a gain on extinguishment of debt of $293,010 in the quarter ended March 31, 2007.

Liquidity and Capital Requirements

LDI had net operating working capital deficit, at September 30, 2007, of $(2,358,318). The working capital requirements of LDI have been funded primarily with loans from shareholders.

LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                              LEISURE DIRECT, INC.

Date:  November 16, 2007              /s/  John R. Ayling
                                    ------------------------------------------
                                      John R. Ayling, Chief Executive Officer




























                                        8

--------------------------------------------------------------------------------