Form 10KSB
period 2007-12-31
LEISURE DIRECT INC
filed 2008-04-15
CIK 1131089

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the fiscal year ended           December 31, 2007
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

     The issuer's revenues for its most recent fiscal year were $0.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

         The aggregate market value of our common shares held by non-affiliates of the registrant on April 14, 2008 was approximately $222,799.

         As of April 14, 2008, the Issuer had 13,888,128 common shares, $.001 par value, outstanding and 974,156 preferred shares, $.001 par value, outstanding.

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

Personnel
---------

Two of LDI's principal's, John R. Ayling, Chairman and CEO, Robert Dapper, President, spent a material amount of time working on behalf of the Company during the year. The company expects to hire from time to time, independent consultants and contractors during the stages of implementing our business plan. Because of the seasonal nature of the pool business, the Company can meet its operating needs with seasonal labor. As the Company grows, it will develop a group of full time employees that will be supplemented with seasonal labor.

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


               Quarter Ended             High Bid         Low Bid
               -------------             --------         -------
               December 31, 2007         $ .12             $ .04
               September 30, 2007        $ .07             $ .04
               June 30, 2007             $ .13             $ .04
               March 31, 2007            $ .14             $ .04
               December 31, 2006         $ .07             $ .06
               September 30, 2006        $ .06             $ .04
               June 30, 2006             $ .12             $ .12
               March 31, 2006            $ .205            $ .15


         (b) Shareholders

On April 14, 2008, there were 165 holders of record of the Company's common stock.

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

         (d) Recent Sales of Unregistered Securities

The Company did not sell any securities during the 4th quarter of 2007 that were not registered under the Securities Act.

         (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

For the years ended December 31, 2007 and 2006 LDI had revenues of $0. LDI had a working capital shortage throughout 2007 and did not emphasize current operations. Because of the several acquisition opportunities available to LDI, management elected to devote all of it's time seeking financing partners for these acquisitions.

LDI's gross margin was 0 in both 2007 and 2006. There was no gross margins due to focus on acquisition funding fixed expenses, including depreciation expenses payment of rent on facilities and the write off of professional services rendered in cultivating investment capital.

During 2007 LDI incurred general and administrative expenses of $481,509 compared to $880,311 in 2006. The primary drivers were impairment expense, salaries and wages, rent, management fees, professional fees and consulting expenses for the change in general and administrative expenses. Of the $87,855 in salaries $60,250 was paid in the form of common stock.

The Company's operating loss for 2007 was $406,645 compared to $1,063,354 in 2006. While a majority of the 2007 operating loss stems from the charge from the financing transaction, funding of the company came from loans from LDI's principal shareholders.

The Company had a loss for tax purposes in 2007 and 2006. The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company can not determine when, if ever, it will be able to use the tax loss carry forwards.

         Liquidity and Capital Resources

The Company has no available cash balances. The depletion of cash was primarily attributable to the operating losses incurred during the year.

LDI had a working capital deficit of $2,441,679 at December 31, 2007. Although more than half of the debts that produce the deficit are owed to shareholders and are, therefore, friendly, the remainder is primarily owed to the vendors. Our inability to make timely payments makes it difficult for us to obtain preferential pricing.

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

         Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2007, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward. The primary reason for the determination was our lack of certainty as to whether Leisure Direct will carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

We did however identify a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2007 and December 31, 2006:

A material weakness in the Company's internal controls exists in that there is limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is a result of the Company's limited number of personnel. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our annual report for the year ended December 31, 2008.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (s defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative financial effect on the trading price of the Company's stock. Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company its independent public accounting firm has identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Ayling performed his evaluation.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

                                                                       Director
    Name           Age          Position                                Since
    ----           ---          --------                               --------

John R. Ayling     64       CEO and Director (Chairman of the Board)      2004
Robert Dapper      42       President                                     2007

John R. Ayling -CEO and Chairman of the Board. John R. Ayling, 64, has been CEO of the Company since October of 2003. Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm. From 1983 to 1988, he served as a Vice President at Otherwise Securities. From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker. Mr. Ayling is a NASD registered representative and holds Series 7, 24 and 63 licenses. From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division. Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

Robert Dapper, 42, became President of Leisure Direct in May, 2007. Mr. Dapper is the founder of Royal Spa Manufacturing, based in Indianapolis, IN. He started Royal Spas as an engineering student at Purdue University and incorporated in 1983, and has grown the company to one of the most successful spa manufacturing and distribution companies in the industry, with its wholly owned stores, and over 60 affiliated dealers in 17 states.

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

Item 10.  Executive Compensation

In 2007, no officer or director received any cash compensation from the Company. In 2007, the Company agreed to pay Mr. Ayling salary of $120,000 per year.

This table itemizes the compensation we paid to John Ayling, who served as our Chief Executive Officer during 2007. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2007 exceeded $100,000.

                                          Compensation
                                        Year      Salary             Stock Grant
                                        ----      ------             -----------
         John Ayling.......             2007      $120,000                0
                                        2006      $120,000                0

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2007 and those options held by him on December 31, 2007.


                      Option Grants in the Last Fiscal Year
                      -------------------------------------

                                    Percent
                                    of total                                 Potential realizable
                  Number of         options                                    value at assumed
                  securities        granted to                                  annual rates of
                  underlying        employees      Exercise                     appreciation of
                  option            in fiscal      Price      Expiration        for option term
Name              granted           year           ($/share)  Date             5%             10%
----              ------------      -----------    ---------  ----------    --------      ---------
John Ayling       48,000                              .50     5 years

                    Aggregated Fiscal Year-End Option Values
                    ----------------------------------------

                                                              Value of
                   Number of securities underlying    unexercised in-the-money
                   unexercised options at fiscal      options at fiscal year-end
Name               year-end (#) (All exercisable)     ($) (All exercisable)
------------       ------------------------------     --------------------------
John Ayling                   0                                       0

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of 12/31/07.



                                     Amount and
                                     Nature of           Percentage
Name and Address                     Beneficial           of Common
of Beneficial Owner(1)               Ownership(2)         Ownership
-------------------------------------------------------------------------------
John R. Ayling                      2,161,847(3)            15.5%
                                      974,156              100.0%

All Officers and Directors
 As a Group (2 persons)             2,161,847(3)            15.5%

DABE Inc                            1,028,410(3)             7.4%

Capital First Corporation, LLC        974,156              100.0%

Olympic Pools, Inc.                 1,133,437                8.1%

------------------------------------

(1)  The address of Mr. Ayling is c/o Leisure Direct, Inc.,
     1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH 43551
(2)  All shares are owned of record unless otherwise indicated.

(3) The shares beneficially owned by Mr. Ayling include 974,156 preferred shares owned by Capital First Corporation, LLC, and 1,133,437 shares owned by Olympic Pools, Inc., and 1,028,410 shares owned by DABE, Inc. all of which are owned and managed by Mr. Ayling.

Item 12.  Certain Relationships and Related Transactions

During 2007 and 2006, the Company paid expenses of Olympic Pools, Inc. (OPI). OPI is a shareholder of the Company. PCPI is wholly owned by John Ayling, President and Chairman of the Company. The Company is indebted to OPI for loans made to the Company.

During 2007 and 2006, the Company issued demand notes, net, in the amount of $0 and $36,579, respectively payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. Mr. Ayling is the sole shareholder of DABE, Inc. On August 2, 2006 the company issued 1,028,410 shared of common stock in lieu of interest expense on these loans in payment of $103,638 in accrued interest.

As of December 31, 2006, the Company has made advances totaling $7,000 to Ernie Stevens, an officer of the Company.


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

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

       (c) Reports on Form 8-K.  None.



Item 14.  Principal Accountant Fees and Services

         Audit Fees

Rosenberg Rich Baker Berman & Co. billed $40,500 and $41,050 to the Company for professional services rendered for the audit of our 2007 and 2006 financial statements and review of the financial statements included in our 10-QSB and 10-KSB filings for the four quarters of 2007.

         Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2007 and 2006 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

         Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2007 and 2006 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2007 and 2006 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

           Report of the Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of Leisure Direct, Inc.


We have audited the accompanying consolidated balance sheet of Leisure Direct, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leisure Direct, Inc. as of December 31, 2007 and the results of its operations, changes in shareholder's equity and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Leisure Direct, Inc. will continue as a going concern. As more fully described in the notes to the consolidated financial statements, the company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 14,  2008

                              Leisure Direct, Inc.
                           Consolidated Balance Sheet
                                December 31, 2007


                                     Assets



        Total Assets                                            $             -
                                                                ================

                    Liabilities and Stockholder's Impairment

Current Liabilities
   Accounts payable and accrued expenses                              1,147,195
   Accrued interest payable                                             120,258
   Accrued interest payable - related parties                           152,058
   Promissory notes payable                                             178,940
   Promissory notes payable - related parties                           843,228
                                                                ----------------

        Total Current Liabilities                                     2,441,679
                                                                ----------------


Stockholders' Impairment
   Common stock, par value $0.001; 100,000,000
     shares authorized 13,888,128 shares
     issued and outstanding                                              13,888
   Preferred stock, par value $0.001;
     10,000,000 shares authorized
     974,156 shares issued and outstanding                                9,742
   Additional paid in capital                                         3,947,614
   Accumulated deficit                                               (6,412,923)
                                                                ----------------

        Total Stockholders' Impairment                               (2,441,679)
                                                                ----------------

        Total Liabilities and Stockholders' Impairment          $             -
                                                                ================



The attached notes are an integral part of these financial statements.

                              Leisure Direct, Inc.
                      Consolidated Statements of Operations



                                                    Year Ended December 31,
                                             -----------------------------------
                                                  2007                2006
                                             ---------------    ----------------
Net Sales                                    $             -    $             -

Cost of Goods Sold                                         -                  -
                                             ---------------    ----------------

     Gross (Deficit) Profit                                -                  -
                                             ---------------    ----------------

Selling, General & Administrative Expenses           481,509            880,311
                                             ---------------    ----------------

     Operating Loss                                 (481,509)          (880,311)
                                             ---------------    ----------------

Other Income (Expense)
     Interest Expense                               (104,704)          (183,043)
     Gain(Loss) on impaired assets                  (113,442)                 -
     Gain on extinguished debt                       293,010                  -
                                             ---------------    ----------------

        Total Other Income (Expense)                  74,864           (183,043)
                                             ---------------    ----------------


Net Loss                                     $      (406,645)   $    (1,063 354)
                                             ===============    ================

Loss per share, basic and diluted            $          (.03)   $          (.11)
                                             ===============    ================

Weighted Average Common Shares Outstanding        13,163,094         10,016,394
                                             ===============    ================



The attached notes are an integral part of these financial statements.

                                                        Leisure Direct, Inc.
                                    Consolidated Statement of Changes in Stockholders' Impairment
                                               Years Ended December 31, 2007 and 2006



                                                                                                                           Total
                 Common Stock      Preferred Stock   Additional                                                            Stock-
             -------------------- -----------------   Paid in     Retained     Deferred   Subscription  Treasury Stock    holders'
               Shares     Amount   Shares    Amount   Capital     (Deficit)   Consulting   Receivable   Shares  Amount   Impairment
             ----------  -------- --------  -------  ----------  -----------  ----------  ------------  ------  ------  -----------
Balance -
 January 1,
 2006        17,368,573  $ 17,368  974,156  $ 9,742  $4,677,091  $(4,942,924) $ (189,504) $ (1,312,500)         $    -  $(1,750,469)
             ----------  -------- --------  -------  ----------  -----------  ----------  ------------  ------  ------  ------------
Repayment
 of related
 party
 interest     1,028,410     1,028                       112,097            -           -                     -              113,125
Shares
 issued
 for
 payment
 of wages       800,000       800                        66,200            -                                 -               67,000
Shares
 issued
 for
 services       888,408       889                       159,542            -     (97,390)                    -               63,041
Options
 issued
 for
 services                                                68,150            -     (58,350)                    -                9,800
Shares
 issued as
 collateral
 on note
 payable       400,000       400                          (400)            -           -                     -                    -
Amortization
 of
 consulting
 fees                                                                            284,192                                    284,192
Impaired
 Prepaid
 Subscrip-
 tion                -         -                    (1,312,500)           -           -     1,312,500        -                    -
Exercised
 Options       100,000       100                         8,900                                                                9,000
Net loss,
 2006                -         -                             -    (1,063,354)         -                                 (1,063,354)
             ----------  -------- --------  -------  ----------  -----------  ----------  ------------  ------  ------  ------------

Balance -
 December
 31, 2006    10,843,828  $ 10,843  974,156  $ 9,742  $3,779,080  $(6,006,278) $  (61,052) $          -          $    -  $(2,267,665)
             ==========  ======== ========  ======== ==========  ===========  ==========  ============  ======  ======  ============

Repayment
 of related
 party
 interest     1,464,300     1,465                        73,216            -           -                     -               74,681
Shares
 issued
 for payment
 of wages     1,250,000     1,250                        59,548            -           -                                     60,798
Shares
 issued for
 services       330,000       330                        25,970            -      (5,600)                    -               20,700

Amortization
 of
 consulting
 fees                                                                             66,652                                     66,652
Employee
 stock
 options              -         -                         9,800            -           -                     -                9,800

Net loss,
 2007                 -         -                                   (406,645)          -                                   (406,645)
             ----------  --------  --------  -------  ----------  -----------  ----------  ------------ -------  ------  -----------

Balance -
 December
 31, 2007    13,888,128  $ 13,888   974,156  $ 9,742 $3,947,614  $(6,412,923) $        -  $          -       -  $    -  $(2,441,679)
             ==========  ========  ========  ======= ==========  ===========  ==========  ============  ======  ======  ============



The attached notes are an integral part of these financial statements.


                                                                                                                                  19

                              Leisure Direct, Inc.
                      Consolidated Statements of Cash Flows

                                                    Year Ended December 31,
                                             -----------------------------------
                                                  2007               2006
                                             ---------------    ----------------

Cash Flows From Operating Activities:
Net Loss                                     $      (406,645)   $    (1,063,354)
Adjustments to Reconcile Net Loss to Net
  Cash Used by
    Operating Activities:
     Amortization of consulting fees                  66,652            284,192

     Impairment of equipment                         113,442                  -
     Gain on extinguishment of debt                 (293,010)                 -
     Depreciation and amortization                         -             44,792
     Shares issued for services and
       interest on note                               91,299            139,841

Changes in Operating Assets and Liabilities
     Accounts payable and accrued expenses           234,334            385,529
      Accrued interest payable - related
        party notes                                   66,788
      Accrued interest payable                        37,155
                                             ---------------    ----------------

        Net Cash Used by Operating
        Activities                                   (89,985)          (209,000)
                                             ---------------    ----------------

Cash Flows From Financing Activities
     Proceeds from notes payable                     139,942            283,545
     Proceeds from third party note                   15,000
     Repayment of notes payable                            -            (84,182)
     Cash received from exercise of
       warrants/options                                    -              9,000
     Repayment of related party note                 (64,957)                 -
                                             ---------------    ----------------

        Net Cash Provided by Financing
        Activities                                    89,985            208,363
                                             ---------------    ----------------

Net Decrease in Cash and Equivalents                       -               (637)

Cash and Equivalents at Beginning of Year                  -                637
                                             ---------------    ----------------
Cash and Equivalents at End of Year          $            -     $             -
                                             ===============    ================



The attached notes are an integral part of these financial statements.

                              Leisure Direct, Inc.
                      Consolidated Statements of Cash Flows



                                                  2007               2006
                                             ---------------    ----------------

Supplemental Disclosure of Cash Flow
  Information:

 Cash paid during the year for:

       Interest                                            -                  -
                                             ---------------    ----------------

       Income taxes                                        -                  -
                                             ---------------    ----------------


Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:

Common conversion into preferred shares      $                  $         9,142
                                             ===============    ================
Shares issued in settlement of notes
  and accounts payable                                74,680            113,125
                                             ===============    ================
 Shares issued for subscription receivable                           (1,312,500)
                                             ===============    ================
 Shares issued for deferred financing fees                               155,740
                                             ===============    ================













The attached notes are an integral part of these financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Organization
         Leisure Direct, Inc. (the Company), formerly known as ePoolSpas.com, Inc., was formed on January 1, 2000. The formation was effected by the issuance of 1,750,000 shares of the Company's common stock for the intangible assets of the former operating companies, Olympic Pools, Inc. (OPI) and Preferred Concrete Placement, Inc (PCPI). The Company is located in Perrysburg, Ohio, and currently operates under the trade name Olympic Manufacturing Company. The Company manufactures and assembles components of above ground pools.

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

     Stock-Based Compensation
         On July 26, 2004 the Company's Board of Directors adopted the 2004 Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was established to further the growth of the Company by allowing the Company to compensate employees, consultants and other persons who provide bona-fide services to the Company through the award of Common Stock. The Board of Directors, at its discretion, is authorized to compensate eligible employees and consultants up to an aggregate of 1,500,000 shares. The Company issued 3,044,300 and 1,688,408 shares under the plan in 2007 and 2006, respectively.

     Net Loss Per Share
         Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of assuming the exchange of any stock options, warrants and convertible notes would be anti-dilutive as of December 31, 2007 and 2006.

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

2.  GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $406,645 and $1,063,354 during the years ended December 31, 2007 and 2006, respectively. Also, as of December 31, 2007, the Company only had $0 in cash, and current liabilities exceeded current assets by $2,441,679. These factors all raise substantial doubt about the ability of the Company to continue as a going concern. Due to these conditions, the auditors have issued a going concern note.

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

3.  PROPERTY AND EQUIPMENT

      At December 31, 2007, the Company recorded $113,442 in impairment expense. The equipment was considered fully impaired due to lack of use for over two years.

4.  NOTES PAYABLE - RELATED PARTIES

      Notes payable - related parties at December 31, 2007 consist of the following:

      Notes payable - DABE, Inc. - with interest accruing
       at 10% per annum.  The notes are guaranteed by a
       security interest in inventory, receivables,
       intangibles, chattel paper and contract rights.
       John Ayling, the CEO of Leisure Direct, Inc. is
       the sole shareholder of DABE, Inc.                       $       343,652

      Note payable - Capital First Management LLC
       - unsecured, non-interest bearing and due on
       demand.  John Ayling, the CEO Leisure Direct, Inc.
       is the sole member of Capital First Management
       Company, LLC.                                                    180,650

      Notes payable - President.  The president has
       advanced $290,000 with various notes bearing
       interest at 12%.                                                 290,000

      Notes payable - OPI, PCPI; OMC and LD LLC -
       non-interest Bearing and due on demand.  John
       Ayling, the CEO of Leisure Direct, Inc., is the
       sole member of OPI & PCPI.                                        28,926
                                                                ----------------

                                                                $       843,228
                                                                ================

The Company leases it principle offices from a company that is owned solely by the principal shareholder of Leisure Direct. The month to month lease calls for monthly payments of $2,500. Operations were charged with rental expense of $30,000 in both 2007 and 2006.

5.  PROMISSORY NOTES PAYABLE

      Notes payable at December 31, 2007 consist of the following:

      Notes payable - on September 9, 2001, the Company
       borrowed $100,000 bearing interest at 30% due
       March 9, 2006. Additionally, the lender was
       issued 100,000 shares valued at $41,176.  The
       loan is currently in default.                            $       100,000

      Note payable - individual unsecured bearing
       interest at 6% Payment was due March 24, 2008
       in full plus unpaid interest. The note is
       currently in default                                              15,000

      Notes payable - Bank - line of credit of $25,000
       bearing interest at prime plus 6 1/2%. The loan
       is currently in default as of March 1, 2006.                      11,897

    Notes payable - Individuals at 10% - 12% interest
       due on Demand.                                                    52,043
                                                                ----------------

                                                                $       178,940
                                                                ================

      The promissory notes payable are notes with warrants attached. The notes accrue interest at a rate of 12% per annum and are currently in default. The warrants are exercisable at the option of the creditors, with 157,500 total shares potentially exercisable at the exercise price of 13 and 1/3 cents per share through the extended due date of the notes.

6.  ROYALTIES PAYABLE

      Pursuant to the Asset Purchase Agreements entered into with OPI and PCPI, the Company is obligated to make royalty payments at a rate of 2% of Company revenues attributable to doing business as Olympic Manufacturing Company (due to OPI) and 1% of Company revenues attributable to doing business as Preferred Concrete Placement Company (due to PCPI) for the first two years of operations. At December 31, 2007, the balance of royalties payable is $24,652.

7.  INCOME TAXES

      The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                                    Year Ended December 31,
                                             -----------------------------------
                                                   2007              2006
                                             ---------------    ----------------
     Tax provision at the U. S. Federal
       Statutory rate                               34%                34%
     Valuation allowance                           (34)%              (34)%
                                             ---------------    ----------------
     Effective tax rates                             -%                -%
                                             ===============    ================

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

      Those amounts have been presented in the Company's financial statements as follows:

                                                                  December 31,
                                                                      2007
                                                                ----------------

             Deferred tax asset, non-current                    $     2,409,397
             Total valuation allowance
               recognized for deferred taxes                         (2,409,397)
                                                                ----------------

             Net deferred tax asset                             $             -
                                                                ================

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

      The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

                                                 Federal             State
                                             ---------------    ----------------
       Available Through
            2020                             $       413,465    $       413,465
            2021                                     262,952            262,952
            2022                                     121,232            121,232
            2023                                     127,017            127,017
            2024                                   3,020,391          3,020,391
            2025                                   1,014,436          1,014,436
            2026                                   1,064,000          1,064,000
                                             ---------------    ----------------
                 Total                       $     6,023,493    $     6,023,493
                                             ===============    ================

8.  COMMITMENTS AND CONTINGENCIES

      During 2001, the Company's insurance policies were each cancelled for non-payment of premiums. These policies for general liability, commercial property and workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss at December 31, 2007 for which a reasonable estimate cannot be made. Management believes its potential liability with regard to product liability is mitigated based on the fact that the Company has had no such claims since inception and that OPI, the predecessor company, had no claims in the 20 years prior to acquisition by the Company.

      As of December 31, 2007, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $260,380 for federal payroll taxes and approximately $38,000 for state and local payroll taxes. These past due amounts will continue to accrue interest and penalties as long as they remain unpaid.

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

9.  COMMON STOCK WARRANTS

      A summary of the warrant activity for the two years ended December 31, 2006 is set forth below:
                                                Number of       Weighted Average
                                                 Warrants        Exercise Price

         Outstanding at
         December 31, 2006                           610,000    $          .063

         Granted                                           0               .063

         Exercised                                         0               .037

         Cancelled or Expired                       (610,000)              .063
                                             ---------------    ----------------

         Outstanding at
         December 31, 2007                                 0                  -


10.  LITIGATION

      In 2006, John Leo has commenced action against the Company for outstanding obligations owed by the Company. The note and accrued interest payable are recognized within promissory notes payable.

11. SUBSEQUENT EVENTS

      The Company entered into a management consulting service agreement on January 2, 2008 to provide management consulting for a period of one year from the date of the agreement. As consideration the consultant shall receive 125,000 shares of common stock per month up to a maximum of 1,500,000 at a stated value of .04 per share plus out of pocket expenses. Additionally, the consultant has an option to purchase up to 1,000,000 of additional shares in blocks of 250,000 each based on a scheduled exercise price per share with varying expiration dates. The agreement may be terminated by either party prior to the expiration with a 30 day notice. In the event of a termination all unexercised options shall be cancelled.

      The Company entered into a complex consulting agreement on March 17, 2008 with another Company to provide services in the areas of Mergers and Acquisitions; Financial Restructuring and Investment Relations. In consideration the consultant shall receive 375,000 restricted Rule 144 common shares plus warrants for 1,000,000 common shares on a ladder basis between $.50 and $1.00 per share for up to three years.


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LEISURE DIRECT, INC.
                               (Registrant)

Dated: April 14, 2008

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

Name                      Title                               Date

/S/ John R. Ayling        Chairman & CEO, Director            April 14, 2008
-------------------
 John R. Ayling

                                    * * * * *

--------------------------------------------------------------------------------