Form 10-Q
period 2008-03-31
LEISURE DIRECT INC
filed 2008-05-20
CIK 1131089

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 19, 2008, 13,888,128 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


PART 1. FINANCIAL INFORMATION

                       Leisure Direct, Inc. & Subsidiaries
                      Consolidated Condensed Balance Sheet
                                   March 31,
                                  (Unaudited)

                                                                      2008             2007
Assets

                                                                --------------    --------------
 Total Assets                                                              -0-               -0-
                                                                ==============    ==============



Liabilities and Stockholders' Impairment

Current Liabilities
 Accounts payable and accrued expenses                               1,177,650         1,147,195
 Accrued interest payable                                              129,727           120,258
 Accrued interest payable - related parties                            168,755           152,058
 Promissory notes payable                                              178,940           178,940
 Promissory notes payable - related parties                            852,163           843,228
                                                                --------------    --------------
 Total Current Liabilities                                           2,507,235         2,441,679

Stockholders' Impairment
 Common stock, par value $0.001; 100,000,000
  shares authorized 13,888,128 shares issued
  and outstanding                                                       13,888            13,888
 Preferred stock, par value $0.001;
   974,156 shares issued and outstanding                                 9,742             9,742
 Additional paid in capital                                          3,947,614         3,947,614
Accumulated deficit                                                 (6,478,479)       (6,412,923)
                                                                --------------    --------------
 Total Stockholders' Impairment                                     (2,507,235)       (2,441,679)
                                                                --------------    --------------
 Total Liabilities and Stockholders' Impairment                 $          -0-    $          -0-
                                                                ==============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       -2-

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                    2008              2007
                                               --------------    --------------

Net Sales                                      $            -    $            -


Selling, General & Administrative Expenses             39,390           127,842
                                               --------------    --------------
Operating Loss                                        (39,390)         (127,842)

Other Income (Expense)
 Gain on extinguishment of debt                             -           293,010
 Interest expense                                     (26,167)          (26,002)
                                               --------------    --------------
Total Other Income (Expense)                          (26,167)          267,008
                                               --------------    --------------

Net Income (Loss)                              $      (65,557)   $      139,166
                                               ==============    ==============

Income (loss) per share,
    basic and diluted                          $         (.00)   $          .01
                                               ==============    ==============

Weighted Average Common Shares Outstanding         13,888,128        12,793,206
                                               ==============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       Leisure Direct, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                 Three Months Ended March 31,
                                                    2008              2007
                                               --------------    --------------

Cash Flows From Operating Activities:
 Net Income (Loss)                             $      (65,557)   $      139,166
 Adjustments to Reconcile Net Loss to
  Net Cash Provided (Used) by
   Operating Activities:
   Amortization of deferred consulting                      -            40,324
   Services rendered in exchange for stock                  -            45,000
   Gain on extinguishment of debt                           -          (293,010)
  Changes in Operating Assets and
   Liabilities
   Accounts payable and accrued expenses               30,454           (31,475)
   Accrued interest payable                             9,470             9,227
   Accrued interest payable - related
    parties                                            16,697            16,697
                                               --------------    --------------
Net Cash Used in Operating Activities                  (8,936)          (74,071)
                                               --------------    --------------

Cash Flows From Financing Activities
 Proceeds from related party notes                      8,936            74,071
                                               --------------    --------------
Net Cash Provided by Financing Activities               8,936            74,071
                                               --------------    --------------
Net Increase in Cash and Cash Equivalents                   -                 -

Cash and Equivalents at Beginning of Year                   -                 -
                                               --------------    --------------
Cash and Equivalents at End of Quarter         $            -    $            -
                                               ==============    ==============


SUPPLEMENTAL CASH FLOW INFORMATION INVOLVING NON-CASH TRANSACTIONS.

                                                          March 31,
                                                    2008              2007
                                               --------------    --------------

Conversion of debt to equity                   $            -    $       74,680


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      LEISURE DIRECT, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $65,557 during the three months ended March 31, 2008. Also, as of March 31, 2008, the Company had no cash and current liabilities exceeded current assets by $2,507,235.

Management's plans include raising additional funding from debt and equity transactions that will be used to acquire additional point of sale outlets that should in turn create sales. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows. However, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      LEISURE DIRECT, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


STOCKHOLDERS' IMPAIRMENT

During the first quarter ending March 31, 2007, the Company issued 750,000 shares of common stock at market value of $42,500 as consideration of current and accrued salaries.

During the first quarter ending March 31, 2007, the Company issued 130,000 shares of common stock at market value of $8,100 as consideration for services.

GAIN ON EXTINGUISHMENT OF DEBT

In February 2007 the Company reached an agreement with a creditor to exchange stock in full satisfaction of the obligation plus the accrued interest. As a result of the transaction the following was recorded on the books of the
Company:

        Note payable obligation satisfied                       $ 243,838

        Accrued interest satisfied                                123,852
                                                                ---------

                Total debt satisfied                              367,690

        Stock issued in exchange at market value                  (74,680)
                                                                ---------

        Gain recorded on books in satisfaction of debt          $ 293,010
                                                                ---------

Litigation
----------

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

INTRODUCTION

It is the mission of LDI to become a premier, high quality and nationally recognized manufacturer and direct marketer of swimming pools, spas (commonly known as "hot tubs") and patio products in the United States. LDI also intends to increase its product line to include a wider range of backyard entertainment products for cross selling opportunities in conjunction with its core products. Leisure Direct will implement its strategy through first building a direct marketing distribution network through consolidation by acquiring existing dealers of competing products and converting each location to direct sales points of Leisure Direct's products. The next step will be to acquire existing manufacturers of other backyard entertainment products and marketing these products through the same distribution channel.

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. LDI's total sales and cost of sales for the first three months of 2008 were $0, compared to $0 for the first three months of 2007.

Because of the several acquisition opportunities available to LDI, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the three months ended March 31, 2008 and 2007 LDI incurred selling, general and administrative expenses of $39,390 and $127,842 respectively, of which $30,000 and $45,000 represents the fee for the services of John R. Ayling, Chairman & CEO and Paul Hoag, President. The fees have been accrued until the operations of the company permit payment, or the individuals determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three months ended March 31, 2008 and 2007 of $39,390 and $127,842 respectively. Funding of these expenses was from short term loans from principal shareholders.

For the three months ended March 31, 2008 and 2007 LDI incurred an expense of $26,167 and net other income of $267,008, respectively. The principal component of other expenses was interest expense of $26,167 and $26,008, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment. Additionally in 2007 the company experienced a gain on extinguishment of debt of $293,010 in the quarter ended March 31, 2007.

LIQUIDITY AND CAPITAL REQUIREMENTS

LDI had a net operating working deficit, at March 31, 2008, of $2,507,235. The working capital requirements of LDI have been funded primarily with loans from shareholders. LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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


                                        LEISURE DIRECT, INC.

DATE: MAY 20, 2008                      /S/ JOHN R. AYLING
                                        ----------------------------------------
                                        JOHN R. AYLING, CHIEF EXECUTIVE OFFICER