Form 10-Q
period 2008-06-30
LEISURE DIRECT INC
filed 2008-08-19
CIK 1131089

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

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2008

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-50584

                              LEISURE DIRECT, INC.
                              ---------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 19, 2008 13,888,128 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part 1. Financial Information

                       Leisure Direct, Inc. & Subsidiaries
                      Consolidated Condensed Balance Sheet
                                    Unaudited


                                                      June 30,      December 31,
                                                        2008           2007

                                     Assets


Current Assets
 Cash                                               $      5,000   $          -
                                                    ------------   -------------
 Total Assets                                       $      5,000   $          -
                                                    ============   =============

Liabilities and Stockholders' Impairment

Current Liabilities
 Accounts payable and accrued expenses                 1,202,650      1,147,195
 Accrued interest payable                                139,197        120,258
 Accrued interest payable - related parties              185,452        152,058
 Promissory notes payable                                178,940        178,940
 Promissory notes payable - related parties              867,901        843,228
                                                    ------------   -------------
 Total Current Liabilities                             2,574,140      2,441,679

Stockholders' Impairment
 Common stock, par value $0.001;
  100,000,000 shares authorized
  13,888,128 shares issued and
  outstanding                                             13,888         13,888
 Preferred stock, par value $0.001;
   974,156 shares issued and outstanding                   9,742          9,742
 Additional paid in capital                            3,947,614      3,947,614
Accumulated deficit                                   (6,540,384)    (6,412,923)
                                                    ------------   -------------
 Total Stockholders' Impairment                       (2,569,140)    (2,441,679)
                                                    ------------   -------------
 Total Liabilities and Stockholders'
  Impairment                                        $      5,000   $          -
                                                    ============   =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       Leisure Direct, Inc. & Subsidiaries
               Consolidated Condensed Statements of Operations
                                   (Unaudited)



                            Three Months Ended           Six Months Ended
                                June 30,                     June 30,
                      ---------------------------   ----------------------------
                          2008           2007           2008           2007

Net Sales             $      5,000   $          -   $      5,000   $          -

Cost of Sales
 Manufacturing cost              -              -              -              -
                      ------------   ------------   ------------   -------------
 Total Cost of Sales             -              -              -              -
                      ------------   ------------   ------------   -------------

 Gross Profit (Loss)         5,000              -          5,000              -

Selling, General &
 Administrative
 Expenses                   40,738        186,556         80,128        314,397
                      ------------   ------------   ------------   -------------
Operating Loss             (35,738)      (186,556)       (75,128)      (314,397)

Other Income (Expense)
 Gain on settlement
   of debt                       -              -              -        293,010
 Interest expense          (26,166)       (26,506)       (52,333)       (52,508)
                      ------------   ------------   ------------   -------------
 Total Other Income
  (Expense)                (26,166)       (26,506)       (52,333)       240,502
                      ------------   ------------   ------------   -------------

 Net Loss             $    (61,904)  $   (213,062)  $   (127,461)  $    (73,895)
                      ============   ============   ============   =============
 Loss per share,
  basic and diluted   $       (.00)  $       (.02)  $       (.00)  $       (.01)
                      ============   ============   ============   =============
Weighted Average
  Common
 Shares Outstanding     13,888,128     13,266,150     13,888,128     12,661,645
                      ============   ============   ============   =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Leisure Direct, Inc.
                     Consolidated Statements of Cash Flows


                                                             Six Months
                                                           Ended June 30,
                                                    ----------------------------
                                                        2008            2007
                                                    ------------   -------------

Cash Flows From Operating Activities:
Net Loss                                            $   (127,461)  $    (73,895)
Adjustments to Reconcile Net Loss to
 Net Cash Used by Operating Activities
 Operating Activities:
  Amortization of deferred consulting                          -         63,852
  Gain on Settlement of debt                                   -       (293,010)
  Shares issued for services                                   -         54,000
Changes in Operating Assets and Liabilities
  Accounts payable and accrued expenses                   55,455        109,250
  Accrued interest payable                                49,411         18,489
  Accrued interest payable - related parties               2,922         33,360
                                                    ------------   -------------

    Net Cash Provided (Used) by
    Operating Activities                                 (19,673)       (87,954)
                                                    ------------   -------------

Cash Flows From Financing Activities
  Proceeds from related party notes                       24,673         87,954
                                                    ------------   -------------

    Net Cash Provided (Used) by
    Financing Activities                                  24,673         87,954
                                                    ------------   -------------

Net Increase (decrease) in Cash
  and Equivalents                                          5,000              -

Cash and Equivalents at Beginning of Year                      -              -
                                                    ------------   -------------
Cash and Equivalents at End of Quarter              $      5,000   $          -
                                                    ============   =============

    Cash Paid for Income Taxes                      $          -   $          -
    Cash Paid for Interest                          $          -   $          -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Supplemental Cash flow information involving non-cash transactions.

Noncash Investing and Financing Activities:
                                                              June 30,
                                                        2008           2007

Conversion  of  debt  to  equity                    $          -   $     74,680

SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $127,461 during the six months ended June 30, 2008. Also, as of June 30, 2008, the Company had $5,000 cash and current liabilities exceeded current assets by $2,569,140.

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

                            STOCKHOLDERS' IMPAIRMENT

During the first quarter ended March 31, 2007, the Company issued 750,000 shares of common stock at market value of $42,500 as consideration of current and accrued salaries.

During the first quarter ended March 31, 2007, the Company issued 130,000 shares of common stock at market value of $8,100 as consideration for services.

During the second quarter ended June 20, 2007, the Company issued 100,000 shares of common stock at market value for services.

GAIN ON EXTINGUISHMENT OF DEBT

In February 2007 the Company reached an agreement with a creditor to exchange stock in full satisfaction of the obligation plus the accrued interest. As a result of the transaction the following was recorded on the books of the
Company:

         Note payable obligation satisfied                         $    243,838
         Accrued interest satisfied                                     123,852
                                                                   -------------

                  Total debt satisfied                                  367,690

         Stock issued in exchange at market value                       (74,680)
                                                                   -------------

         Gain recorded on books in satisfaction of debt            $    293,010
                                                                   -------------

Litigation
----------

In 2006, John Leo has commenced action against the Company for outstanding obligations owed by the Company. At this time, the likelihood of an unfavorable outcome cannot be determined.

Item 2. Management's Discussion and Analysis

When used in this Form 10-Q and in future filings by Leisure Direct, Inc. (hereinafter "LDI" or Leisure Direct") with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "LDI expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. LDI has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Six Months Ended June 30, 2008 and 2007

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. LDI's total sales for the first six months of 2008 were $5,000, compared to $0 for the first six months of 2007 and cost of sales for the first six months of 2008 were $0, compared to $0 for the first six months of 2007. In the second quarter 2008 the Company did some consulting services generating $5,000 of revenue.

Because of the several acquisition opportunities available to LDI, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the six months ended June 30, 2008 and 2007 LDI incurred selling, general and administrative expenses of $80,128 and $314,397 respectively, of which $60,000 and $90,000 represents the fee for the services of John R. Ayling, Chairman & CEO and Paul Hoag, President. The fees have been accrued until the operations of the company permit payment, or the individuals determine to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the six months ended June 30, 2008 and 2007 of $127,461 and $73,895 respectively. Funding of these expenses was from short term loans from principal shareholders.

For the six months ended June 30, 2008 and 2007 LDI incurred other expense of $52,333 and $52,508, respectively and net other income in 2007 of $293,010. The sole component of other expenses was interest expense. Interest expense was accrued, and will be paid when the operations of the company permit payment. Additionally in 2007 the company experienced a gain on extinguishment of debt of $293,010 in the quarter ended March 31, 2007.

Liquidity and Capital Requirements

LDI had a net operating working deficit, at June 30, 2008, of $2,569,140. The working capital requirements of LDI have been funded primarily with loans from shareholders.

LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Item 3. Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Item 4. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities and use of proceeds.

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

                              LEISURE DIRECT, INC.

Date:  August 19,2008                 /s/  John R. Ayling
                                    ----------------------------------------
                                    John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------