Form 10-Q
period 2008-09-30
LEISURE DIRECT INC
filed 2008-11-19
CIK 1131089

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

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2008

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-50584

                L D HOLDINGS, INC. (formerly Leisure Direct Inc.)
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                98-0335555
      --------------------------------------------------------------------------
            (State of Incorporation)           (IRS Employer Identification No.)


             1070 Commerce Drive
           Building II, Suite 303
               Perrysburg, OH                              43551
      --------------------------------------------------------------------------
        (Address of principal executive office)          (Zip Code)


       Registrant's telephone number, including area code: (419) 873-1111

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 17, 2008 14,838,128 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part 1. Financial Information


                        L D Holdings, Inc. & Subsidiaries
                      Consolidated Condensed Balance Sheet

                    September 30, 2008 and December 31, 2007


                                                       2008            2007
                                     Assets         (Unaudited)      (Audited)

Current Assets
 Cash                                              $           -   $          -
                                                   -------------   -------------
 Total Assets                                      $       -       $          -
                                                   =============   =============

Liabilities and Stockholders' Impairment

Current Liabilities
 Accounts payable and accrued expenses                 1,212,650      1,147,195
 Accrued interest payable                                148,667        120,258
 Accrued interest payable - related parties              202,148        152,058
 Promissory notes payable                                178,940        178,940
 Promissory notes payable - related parties              896,030        843,228
                                                   -------------   -------------
 Total Current Liabilities                             2,638,435      2,441,679

Stockholders' Impairment
 Common stock, par value $0.001;
  900,000,000 shares authorized
  14,838,128 and 13,888,128 shares respectively
  issued and outstanding                                  14,838         13,888
 Preferred stock, par value $0.001;
  90,000,000 shares authorized
  974,156 shares issued and outstanding                    9,742          9,742
 Additional paid in capital                            3,975,164      3,947,614
Accumulated deficit                                   (6,638,178)    (6,412,923)
                                                   -------------   -------------
 Total Stockholders' Impairment                       (2,569,140)    (2,441,679)
                                                   -------------   -------------
 Total Liabilities and Stockholders'
  Impairment                                       $           -   $          -
                                                   =============   =============



   The accompanying notes are an integral part of these financial statements.

                        L D Holdings, Inc. & Subsidiaries
                Consolidated Condensed Statements of Operations


                                                   (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                              ------------------------  -----------------------
                                 2008         2007         2008        2007
                              -----------  -----------  -----------  ----------

Net Sales                     $    15,000  $         -  $    20,000  $        -

Cost of Sales
 Cost of goods sold                     -            -            -           -
 Manufacturing overhead                 -            -            -           -
                              -----------  -----------  -----------  ----------
 Total Cost of Sales                    -            -            -           -
                              -----------  -----------  -----------  ----------

 Gross Profit (Loss)               15,000            -       20,000           -

Selling, General &
 Administrative Expenses           86,629       88,741      166,757     403,138
                              -----------  -----------  -----------  ----------

Operating Loss                    (71,629)     (88,741)    (146,757)   (403,138)
                              -----------  -----------  -----------  ----------
Other Income (Expense)
 Interest income                        -            -            -           -
 Gain on settlement of debt             -            -            -     293,010
 Interest expense                 (26,167)     (26,004)     (78,500)    (78,512)
                              -----------  -----------  -----------  ----------
 Total Other Income (Expense)     (26,167)     (26,004)     (78,500)    214,498
                              -----------  -----------  -----------  ----------

 Net Loss                     $   (97,796) $  (114,745) $  (225,257) $ (188,640)
                              ===========  ===========  ===========  ==========
 Loss per share,
  basic and diluted           $      (.01) $      (.01) $      (.01) $     (.01)
                              ===========  ===========  ===========  ==========
Weighted Average Common
 Shares Outstanding,
 basic and diluted             14,188,128   13,549,666   13,971,376  11,842,878
                              ===========  ===========  ===========  ==========


   The accompanying notes are an integral part of these financial statements.

                        L D Holdings, Inc. & Subsidiaries
                Consolidated Condensed Statements of Cash Flows

                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                   -----------------------------
                                                        2008           2007
                                                   -------------   -------------
Cash Flows From Operating Activities:
  Net Loss                                         $    (225,257)  $   (188,640)

Adjustments to Reconcile Net Loss to Net
Cash (Used) by Operating Activities:
   Stock Issued for Services                              28,500         71,049
Changes in Operating Assets and Liabilities
   Amortization of Deferred Consulting                         -         65,252
   Accounts payable and accrued expenses                  65,455        168,483
   Accrued interest payable                               28,409         27,684
   Accrued interest payable - related parties             50,090         50,091
   Gain on Settlement of debt                                  -       (293,010)
                                                   -------------   -------------
   Net Cash (Used) by Operating Activities               (52,803)       (99,091)
                                                   -------------   -------------
Cash Flows From Financing Activities
  Proceeds from related party notes                       52,802        130,283
  Proceeds from third party notes                              -         15,000
  Repayment of related party notes                             -        (31,157)
                                                   -------------   -------------
    Net Cash Provided by Financing Activities             52,802         88,540
                                                   -------------   -------------

Net Increase in Cash and Equivalents                           -         15,035

Cash and Equivalents at Beginning of Year                      -              -
                                                   -------------   -------------
Cash and Equivalents at End of Quarter             $           -   $     15,035
                                                   =============   =============

Cash paid for interest                             $           -   $          -
Cash paid for income taxes                         $           -   $          -

Supplemental Statement of Non-Cash Investing
And Financing Activities:

Conversion of Debt to Equity                       $           -   $     74,680



   The accompanying notes are an integral part of these financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $225,257 during the nine months ended September 30, 2008. Also, as of September 30, 2008, the Companys' current liabilities exceeded current assets by $2,638,435.

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

During the second quarter ended June 30, 2007, the Company issued 100,000 shares of common stock at market value for services.

During the third quarter ended September 30, 2007, the Company issued 100,000 shares of common stock at market value in satisfaction of trade payables.

During the third quarter ended September 30, 2007, the Company issued 250,000 shares of common stock at market value for current and accrued salaries.

During the third quarter ended September 30, 2008, the Company issued 950,000 shares of common stock at market value for services.

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

SUBSEQUENT EVENTS

On October 9, 2008, the Secretary of State of the State of Nevada approved a Certificate of Amendment to the Articles of Incorporation establishing a new name for the corporation to reflect its new strategic direction towards providing financial services and focusing on acquisitions without regard to any specific industry. The change of the Company's name to "LD Holdings, Inc.," is intended to convey more clearly a sense of the Company's business. The Amendment also includes an increase in the aggregate number of Common Stock Shares and Preferred Shares to 900,000,000 and 90,000,000, respectively.

Item 2. Management's Discussion and Analysis

When used in this Form 10-Q and in future filings by L D Holdings, Inc. (hereinafter "LDI" or Leisure Direct") with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "LDI expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. LDI has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Introduction

It is the mission of the LDI to provide financial services and focus on acquisitions without regard to any specific industry. The next step will be to acquire existing manufacturers of other backyard entertainment products and marketing these products through the same distribution channel.

Nine Months Ended September 30, 2008 and 2007

The above ground pool industry, especially in the Midwest, is very seasonal. A very high percentage of total sales are incurred in the months of May to September. LDI's total sales for the first nine months of 2008 were $20,000, compared to $0 for the first nine months of 2007 and the cost of sales for the first nine months of 2008 was $0, compared to $0 for the first nine months of 2007. Beginning in the second quarter of 2008 the Company did consulting services generating $20,000 through September 30, 2008.

Because of the several acquisition opportunities available to LDI, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the nine months ended September 30, 2008 and 2007, LDI incurred selling, general and administrative expenses of $166,757 and $403,138 respectively, of which $90,000 and $135,000 represents the fee for the services of John R. Ayling, Chairman & CEO, Paul M. Hoag, President. The fees to Mr. Ayling and Mr. Hoag have been accrued until the operations of the company permit payment, or Mr. Ayling and Mr. Hoag determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the nine months ended September 30, 2008 and 2007 of $225,257 and $188,640 respectively. Funding of these expenses was from short term loans from principal shareholders.

For the first nine months ended September 30, 2008 and 2007, LDI incurred other expense of $78,500 and $78,512 respectively and net other income in 2007 of $293,010. The sole component of other expense was interest expense. Interest expense was accrued, and will be paid when the operations of the company permit payment. Additionally in 2007, the company experienced a gain on extinguishment of debt of $293,010 in the quarter ended March 31, 2007.

Liquidity and Capital Requirements

LDI had a net operating working capital deficit, at September 30, 2008, of $2,638,435. The working capital requirements of LDI have been funded primarily with loans from shareholders.

LDI is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Item 3. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                         L D HOLDINGS, INC.

     Date:  November 17, 2008            /s/  John R. Ayling
                                         ---------------------------------------
                                         John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------