Form 10-K
period 2008-12-31
LEISURE DIRECT INC
filed 2009-04-15
CIK 1131089

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                   For the fiscal year ended December 31, 2008



                         Commission file number      0-50584
                                                    --------

                                 LD Holdings Inc
                         (formerly Leisure Direct, Inc.)
                 (Name of Small Business Issuer in Its Charter)

         Nevada                                  98-0335555

 (State or Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)            Identification No.)

1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH      43551

(Address of Principal Executive Offices)                       (Zip Code)

                                 (419) 873-1111

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is a ____ large accelerated filer, ____an accelerated filer, ____a non accelerated filer, or X a smaller reporting company in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of our common shares held by non-affiliates of the registrant on April 15, 2009 was approximately $360,330.

As of April 15, 2009, the Issuer had 16,575,061 common shares, $.001 par value, outstanding and 974,156 preferred shares, $.001 par value, outstanding.

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

         Risk Factors

         - LD Holdings Inc has very limited financial resources. In order to implement our business plan we will have to raise capital. If we are unsuccessful in raising capital, our business will not grow.

         - Because of its limited operating history, LD Holdings has little historical financial data on which to base its plans for future operations. Management will have to budget capital investment and expenses based, in large part, on its expectation of future revenues. If those expectations are not met, LD Holdings Inc may exhaust its capital resources before it achieves operational stability.

Corporate Strategy
------------------

LD Holdings, Inc., (Symbol LDHL), has adopted a business model that seeks to capitalize on the massive transfer of generational assets as the "Baby-Boomer" generation transitions from the ownership of small businesses into retirement. The Baby-Boomer generation is represented by individuals born between 1946 (currently 62) and 1964 (currently 44). There are currently about 80 million Boomers in this age group.

Over the next 20 years as these Baby-Boomers are retiring, there are going to be businesses worth trillions of dollars that need to be sold by this Boomer generation. Baby-Boomers make up at least 25% of the population in every state except Utah.

Historically, the sellers typically wanted to provide minimal or no financing to the buyer. These types of transactions were too large for most individuals to finance, too risky for banks based upon the company's individual merits (as opposed to the buyer's personal balance sheet) and too small to interest most institutional investors (hedge funds and private equity groups) to consider. The lack of liquidity made it difficult to raise funds privately from anyone but relatives.

The company seeks to take a seemingly negative funding situation and turn it into a positive one. Many of these Baby Boomer businesses being sold, whether the sellers want to or not, will be forced to provide a major portion, or all, of the financing in order to sell their businesses or will be forced to sell them below their true market value in order to get the business sold.

The company plans to focus its efforts on becoming a "known buyer" of small companies that meet its acquisition criteria, which it intends to widely distribute to business sellers directly and to others on its websites. The 5-Year Plan is to accumulate at least 45 of these small companies and to slowly meld them into cohesive business units whenever possible. Using $10 million of revenues as an average, this will result in consolidated total revenues of $450 Million by the end of 2013.

The company's objective, through aggressive use of the Internet, is to put an outside investor base in place that shares the company's vision and objectives while the search for acquisitions is being conducted. The company will stress on its affiliated websites and in its investor information that it is looking for long-term investors who are willing to hold their positions for a year or more.

In our first full year of operations (2009) the company plans to acquire at least 3 companies with $25 million sales and EBITDA of $2.0 million. At 8 X EBITDA this would place a market capitalization of $16 million on the company. In order to accomplish its objectives, and as explained in this Business Plan, the company has developed a 5-Step Process.

Current Business Operations
---------------------------

LD Holdings, Inc., (Symbol LDHL), is a Financial and Management Holding Company that has identified a significant business opportunity that will fill a void in the small business world. That void is the sale and transfer of businesses from one generation (the Baby Boomer) to the next.

With over 25 million small businesses in the USA and 15 trillion dollars worth of businesses to be sold over the next 15-20 years, there will be many opportunities for wealth generation. The following services will be needed:

         1. There will be a need for Marketing, Sales and other Business Services to prepare the businesses for sale.

         2. There will be a need for buyers for these businesses as described further in (2) below.

         3. There will be a need for entrepreneur managers to manage these businesses as described further in (3) below.

         4. There will be a need for the financing of these businesses as described further in (4) below.

         5. There will be a need for competent money managers to manage the money of these business sellers.

LD Holdings, Inc., as a Financial and Management Holding Company, will take advantage of this opportunity with its two operating divisions under the parent holding company. These divisions are the Financial Services Division (LD Financial, Inc.) and the Operating Division that will manage the portfolio companies that LD Holdings, Inc. will have varying percentages of ownership.

The Financial Services Division (LD Financial, Inc.) will concentrate on businesses with sales between $2 million and $20 million and EBITDA between $500,000 and $3 million. This is where the real void exists. Owners of these businesses have a difficult time getting full value because the financing of these companies is too large for most individuals to finance, too risky for banks based upon the company's individual merits (as opposed to the buyer's personal balance sheet) and too small to interest most institutional investors (hedge funds and private equity groups) to consider. The lack of liquidity makes it difficult to raise funds privately from anyone but relatives.

The Financial Services Division provides the following services:

(1) The Marketing, Sales and Other Business Services represent specifically target services to position client companies for both sales and profit growth in preparation for their eventual sale. The lead service involves the client company outsourcing some portion of the sales function to us as an Independent Sales Organization (ISO). This enhances the value of the company because it is no longer dependent upon the selling management's relationship with the company's customers. We provide this service under a variety of formats and compensation arrangements. Typically, these are long-term joint-venture marketing efforts that result in recurring revenue streams to the company. The auxiliary consulting services provided include helping the client company to finance its growth and to prepare it for sale under the most advantageous terms possible to the client. In many cases, we will participate in the incremental value created.

(2) Financial Services will maintain an ongoing data base of businesses for sale. This allows the company to look for synergistic opportunities to combine one or more acquisition candidates at some future date. This database also provides the company with a historical perspective of different industries and distribution channels along with any type of geographical variation in the valuation of businesses. If a business in its data base is acquired by a party other than LD Holdings, then Financial Services will act as an agent in the acquisition and receive a fee.

(3) Financial Services maintains a database of individuals with specific backgrounds and expertise that will be available for both acquisition evaluation, and strategizing the post-acquisition business model for each potential acquisition candidate, once the financial aspects of the transaction are determined. Particular attention will be given to developing relationships with those entrepreneurs and managers that want to perform in a results-driven environment, which has the associated incentives in place to create personal wealth for them and an above average return for the company's stockholders. What distinguishes these individuals is that they are looking for a career opportunity and are not focused on just having a job, benefits or entitlements. Their motivation is on results, not time.

(4) Financial Services maintains an ongoing data base of investors that share the company's vision and objectives. The company is looking for long-term investors who are willing to hold their positions for a year or more for superior rates of return. Investors that want to participate in ground floor investment opportunities that the company's Business Model represents have a special wealth building vehicle available to them. The company's stock is thinly traded with a relatively small float. This will allow the company to look for synergistic opportunities to combine one or more acquisition candidates at some future date. This database also provides the company with a historical perspective of different industries and distribution channels along with any type of geographical variation in the valuation of businesses. If a business in its data base is acquired by a party other than LD Holdings, then Financial Services will act as an agent in the acquisition and receive a fee.

(5) The Wealth Management department of the Financial Services offers both proprietary financial and portfolio management services and has available tightly screened third party sources that offer specific money managers that offer alternative management styles and expertise in certain assets classes. We will generate fee income either on a direct basis or from the referral.

Personnel
---------

Two of LD Holding's principal's, John R. Ayling, Chairman and CEO, John Alimo Executive Vice President Business Development , spent a material amount of time working on behalf of the Company during the year. The company expects to hire from time to time, independent consultants and contractors during the stages of implementing our business plan. As the Company grows, it will develop a group of full time employees that will be supplemented with seasonal labor.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDHL" since November, 2008. Prior to that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "LDTI". Set forth below are the high and low bid prices for the fiscal quarters, 2008. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


                  Quarter Ended             High Bid       Low Bid
                  -------------             --------       -------
                  December 31, 2008         $ .04            $ .01
                  September 30, 2008        $ .04            $ .02
                  June 30, 2008             $ .07            $ .01
                  March 31, 2008            $ .16            $ .02
                  December 31, 2007         $ .12            $ .04
                  September 30, 2007        $ .07            $ .04
                  June 30, 2007             $ .13            $ .04
                  March 31, 2007            $ .14            $ .04

(b) Shareholders

On April 15, 2009, there were 165 holders of record of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities

The Company did not sell any securities during the 4th quarter of 2008 that were not registered under the Securities Act.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008.

Item 6. Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K, and Form 10-QSB and 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward -looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2007 and 2008 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of LD Holdings, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

BALANCE SHEET

                                                         2008           2007

Total assets                                        $          -   $          -
Current Liabilities                                   (2,687,593)    (2,441,679)
Long-term debt                                                 -              -
Working capital                                       (2,687,593)    (2,441,679)
Shareholders' equity (deficit)                        (2,687,593)    (2,441,679)



STATEMENT OF OPERATIONS
                                                         For the years ended
                                                             December 31,
                                                        2008            2007
Total revenues                                      $     35,000   $          -
Operating (loss)                                        (169,748)  $   (481,509)
Net (loss)                                              (274,415)      (406,645)
Net loss per common share                                   (.02)          (.03)
Number of shares used in
  Computing per share data                            14,234,292     13,163,094

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

For the years ended December 31, 2008 and 2007 LD Holdings had revenues of $35,000 and $0, respectfully. LD Holdings had a working capital shortage throughout 2008 and did not emphasize current operations. Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan.

LD Holdings gross margin was $35,000 and 0 in 2008 and 2007, respectively. There was no gross margins due to focus on acquisition funding fixed expenses, including payment of rent on facilities and the write off of professional services rendered in cultivating investment capital. The 2008 revenue was generated from consulting services and had no cash associated with the sale.

During 2008 LD Holdings incurred general and administrative expenses of $204,748 compared to $481,509 in 2007. The primary drivers were impairment expense, salaries and wages, rent, management fees, professional fees and consulting expenses for the change in general and administrative expenses. Of the $87,855 in salaries in 2007 $60,250 was paid in the form of common stock.

The Company's operating loss for 2008 was $274,414 compared to $406,645 in 2007. The majority of the 2008 operating loss stems from management fees, consulting fees, accounting and auditing fees and interest expense. Funding of the company came from loans from LD Holdings' principal shareholder.

The Company had a loss for tax purposes in 2008 and 2007. The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company can not determine when, if ever, it will be able to use the tax loss carry forwards.

                         Liquidity and Capital Resources

The Company has no available cash balances. The depletion of cash was primarily attributable to the operating losses incurred during the year.

LD Holdings had a working capital deficit of $2,687,593 at December 31, 2008. Although more than half of the debts that produce the deficit are owed to shareholders and are, therefore, friendly, the remainder is primarily owed to the vendors. Our inability to make timely payments makes it difficult for us to obtain preferential pricing.

LD Holdings will require additional capital to remedy its working capital deficit, as well as to implement its business plan. We are currently seeking sources of capital, either from the sale of our securities or incurring of debt. Without additional capital, LD Holdings will have to curtail its operations, and it will not be able to implement its business plan. LD Holdings does not have any arrangements with investment banking firms or institutional lenders, but is relying on the experience of its Chairman to establish relationships with sources of capital. In the event that additional funding is not procured, possible outcomes to LD Holdings lack of liquidity include voluntary or involuntary bankruptcy filing, or voluntary liquidation of the company.

                   Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2008, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward. The primary reason for the determination was our lack of certainty as to whether LDHI will carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2008.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements of the Company, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following
Item 14 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes or disagreements with the Registered Independent Auditors during the year.

Item 9A.  Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K are effective to provide reasonable assurance the information required to be disc2osed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

We did however identify a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2008 and December 31, 2007:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our annual report for the year ended December 31, 2009.

CHANGES IN INTERNAL CONTROLS.

The Chief Executive Officer of the Company has evaluated any change in the Company's internal control over financial reporting (s defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year covered by this Annual Report on Form 10-K. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

The Company has limited segregation of duties with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative financial effect on the trading price of the company. Management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties and the Company's independent public accounting firm has identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Ayling performed his evaluation.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:


                                                                    Director
        Name           Age          Position                         Since
        ----           ---          --------                        --------

    John R. Ayling     65       CEO and Director (Chairman            2004
                                of the Board)

John R. Ayling -CEO and Chairman of the Board. John R. Ayling, 65, has been CEO of the Company since October of 2003. Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm. From 1983 to 1988, he served as a Vice President at Otherwise Securities. From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker. Mr. Ayling is a NASD or FINRA registered representative and holds Series 7, 24 and 63 licenses. From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division. Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

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

Item 11.  Executive Compensation

In both 2008 and 2007, no officer or director received any cash compensation from the Company. In 2007, the Company agreed to compensate Mr. Ayling a base of $120,000 per year. This amount is accrued and charged to operations as management fees.

This table itemizes the compensation we paid to John Ayling, who served as our Chief Executive Officer during 2008. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2008 exceeded $100,000.

                                        Compensation
                                        Year    Mgmt Fee        Stock Grant
                                        ----    --------        -----------
         John Ayling.......             2008    $120,000            0
         John Ayling.......             2007    $120,000            0

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2008 and those options held by him on December 31, 2007.

                      Option Grants in the Last Fiscal Year
                      -------------------------------------

                            Percent                        Potential realizable
                            of total                       value at assumed
               Number of    options                        annual rates of
               securities   granted to                       appreciation of
               underlying   employees   Exercise            Expiration for
               option       in fiscal   Price                 option term
Name           granted      year       ($/share) Date         5%        10%
----           ---------   ---------    -----------        ------    ---------
John Ayling    48,000                     .50               5 years


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of 12/31/08.

                                    Amount and
                                    Nature of
Name and Address                    Beneficial        Percentage
of Beneficial Owner(1)              Ownership(2)      of Common
-------------------------------------------------------------------
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

------------------------------------

(1) The address of Mr. Ayling is c/o LD Holdings, Inc., 1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH 43551

(2)      All shares are owned of record unless otherwise indicated.

(3) The shares beneficially owned by Mr. Ayling include 974,156 preferred shares owned by Capital First Corporation, LLC, and 1,133,437 shares owned by Olympic Pools, Inc., and 1,028,410 shares owned by DABE, Inc. all of which are owned and managed by Mr. Ayling.

Item 13.  Certain Relationships and Related Transactions

During 2008 and 2007, the Company paid expenses of Olympic Pools, Inc. (OPI). OPI is a shareholder of the Company. OPI is wholly owned by John Ayling, President and Chairman of the Company. The Company is indebted to OPI for loans made to the Company.

During 2008 and 2007, the Company issued demand notes, net, in the amount of $0 and $36,579, respectively payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis. Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral. Mr. Ayling is the sole shareholder of DABE, Inc. On August 2, 2006 the company issued 1,028,410 shares of common stock in lieu of interest expense on these loans in payment of $103,638 in accrued interest.

Item 14  Principal Accountant Fees and Services

         Audit Fees

Rosenberg Rich Baker Berman & Co. billed $40,500 and $40,500 to the Company for professional services rendered for the audit of our 2008 and 2007 financial statements and review of the financial statements included in our 10-Q, 10-QSB and 10-KSB filings for the four quarters of 2008 and 2007.

         Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2008 and 2007 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.

         Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2008 and 2007 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2008 and 2007 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

                                     PART IV

Item 15.  Exhibit List and Reports

(a)      Financial Statements

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statements of Changes in Stockholders' Equity

         Consolidated Statements of Cash Flows

         Notes to the Consolidated Financial Statements


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

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

       (c)        Reports on Form 8-K.  None.



Date:  April 15, 2009                       /s/  John R. Ayling
                                            ---------------------------
                                            John R. Ayling, Chief
                                            Executive Officer



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LD HOLDINGS, INC.
                               (Registrant)

Dated: April 15, 2009

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

Name                      Title                             Date

/S/ John R. Ayling        Chairman & CEO, Director     April 15, 2009
-------------------
 John R. Ayling

           Report of the Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of LD Holdings, Inc.


We have audited the accompanying consolidated balance sheets of LD Holdings, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LD Holdings, Inc. as of December 31, 2008 and 2007 and the results of its operations, changes in shareholder's equity and cash flows for each of the two years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LD Holdings, Inc. will continue as a going concern. As more fully described in the notes to the consolidated financial statements, the company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2008 and 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 15,  2009

                                          LD Holdings, Inc.
                                     Consolidated Balance Sheets


                                     Assets
                                                           December 31,
                                                       2008            2007
                                                    ------------   -------------
Total Assets                                        $          -   $          -
                                                    ============   =============

                    Liabilities and Stockholder's Impairment

Current Liabilities
  Accounts payable and accrued expenses                1,156,217      1,147,195
  Accrued interest payable                               158,070        120,258
  Accrued interest payable - related parties             218,845        152,058
  Promissory notes payable                               178,940        178,940
  Promissory notes payable ? related parties             975,521        843,228
                                                    ------------   -------------
Total Current Liabilities                              2,687,593      2,441,679
                                                    ------------   -------------

Stockholders' Impairment
 Common stock, par value $0.001; 100,000,000
  shares authorized 14,838,128 (2008) and
  13,888,128 (2007) shares issued and
  outstanding, respectively                               14,838         13,888

Preferred stock, par value $0.001; 10,000,000
  shares authorized 974,156 shares issued and
  outstanding                                              9,742          9,742
Additional paid in capital                             3,975,164      3,947,614

Accumulated deficit                                   (6,687,337)    (6,412,923)
                                                    ------------   -------------

Total Stockholders' Impairment                        (2,687,593)    (2,441,679)
                                                    ------------   -------------

Total Liabilities and Stockholders' Impairment      $          -   $           -
                                                    ============   =============


     The attached notes are an integral part of these financial statements.

                                LD Holdings, Inc.
                      Consolidated Statements of Operations


                                                      Year Ended December 31,
                                                        2008          2007
                                                    ------------   -------------

Net Sales                                           $     35,000   $          -

Cost of Goods Sold                                             -              -
                                                    ------------   -------------

     Gross Profit                                         35,000              -
                                                    ------------   -------------

Selling, General & Administrative Expenses               204,748        481,509
                                                    ------------   -------------

     Operating Loss                                     (169,748)      (481,509)
                                                    ------------   -------------

Other Income (Expense)
     Interest Expense                                   (104,666)      (104,704)
     (Loss) on impaired assets                                 -       (113,442)
     Gain on extinguished debt                                 -         293,010
                                                    ------------   -------------

        Total Other Income (Expense)                    (104,666)        74,864
                                                    ------------   -------------

Net Loss                                            $   (274,414)  $   (406,645)
                                                    ============   =============

Loss per share, basic and diluted                   $       (.02)  $       (.03)
                                                    ============   =============

Weighted Average Common Shares Outstanding            14,234,292     13,163,094
                                                    ============   =============



     The attached notes are an integral part of these financial statements.

                                                   LD Holdings, Inc.
                             Consolidated Statement of Changes in Stockholders' Impairment
                                        Years Ended December 31, 2008 and 2007


                        Common Stock       Preferred Stock    Additional                                  Total
                   ----------------------  ----------------     Paid in      Retained     Deferred     Stockholders'
                     Shares       Amount   Shares    Amount    Capital       (Deficit)    Consulting     Impairment
                   ----------   ---------  -------  -------  -----------   -------------  ----------  ---------------
Balance,
January 1,
2007               10,843,828   $  10,843  974,156  $ 9,742  $ 3,741,771   $ (6,006,278)  $ (61,052)  $    2,304,974
                   ==========   =========  =======  =======  ===========   =============  ==========  ===============

Repayment of
related party
interest            1,464,300       1,465                        123,536              -           -          125,001

Shares issued
for payment of
wages               1,250,000       1,250                         59,000              -                       60,250

Shares issued
or services           330,000         330                         23,307              -      (5,600)          23,637

Amortization
of consulting fees                                                                           66,652           61,052
Warrants issued
for services                -           -                              -              -           -                -

Net loss, 2007              -           -                                       (406,645)         -         (406,645)
                   ----------  ----------  -------  -------  -----------   -------------  ---------   ---------------

Balance,
December 31,
2007               13,888,128   $  13,888  974,156  $ 9,742  $ 3,947,614   $ (6,412,923)  $       -   $   (2,441,679)
                   ==========   =========  =======  =======  ===========   =============  =========   ===============

Shares issued
for service           950,000         950                         27,550                                      28,500

Net loss, 2008                                                                  (274,414)                   (274,414)
                   ----------   ---------  -------  -------  -----------   -------------  ---------   ---------------
                   14,838,128      14,838  974,156  $ 9,742  $ 3,975,164     (6,687,337)  $       -       (2,687,593)
                   ==========   ========= ========  =======  ===========   =============  =========   ===============



                        The attached notes are an integral part of these financial statements.


                                LD Holdings, Inc.
                      Consolidated Statements of Cash Flows


                                                      Year Ended December 31,
                                                        2008          2007
                                                    ------------   -------------

Cash Flows From Operating Activities:
Net Loss                                            $   (274,414)  $   (406,645)
Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
   Amortization of consulting fees                             -         66,652
   Impairment of equipment                                     -        113,442
   Gain on extinguishment of debt                              -       (293,010)
   Shares issued for services                             28,500         91,299
Changes in Operating Assets and Liabilities
   Accounts payable and accrued expenses                   9,022        234,334
   Accrued interest payable - related party notes         66,787
                                                                         66,788
   Accrued interest payable                               37,812         37,155
                                                    ------------   -------------

      Net Cash Used in Operating Activities             (132,293)       (89,985)
                                                    ------------   -------------

Cash Flows From Financing Activities
  Proceeds from notes payable                            132,293        139,942
  Proceeds from third party note                               -         15,000

     Repayment of related party note                           -        (64,957)
                                                    ------------   -------------

     Net Cash Provided by Financing Activities           132,293         89,985
                                                    ------------   -------------
Net Decrease in Cash and Equivalents                           -              -

Cash and Equivalents at Beginning of Year                      -              -
                                                    ------------   -------------
Cash and Equivalents at End of Year                 $          -   $          -
                                                    ============   =============


     The attached notes are an integral part of these financial statements.

                                LD Holdings, Inc.
                      Consolidated Statements of Cash Flows


                                                        2008          2007
                                                    ------------   -------------

 Supplemental Disclosure of Cash Flow Information:

 Cash paid during the year for:

       Interest                                                -              -
                                                    ------------   -------------

       Income taxes                                            -              -
                                                    ------------   -------------


Supplemental Disclosure of Non-Cash Investing
       And Financing Activities:

                                                    ============   =============
Shares issued in settlement of notes and
  accounts payable                                  $          -   $     74,680
                                                    ============   =============



     The attached notes are an integral part of these financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

LD Holdings, Inc. (the Company), formerly Leisure Direct, Inc., was formed on January 1, 2000 under the name of ePoolSpas.com, Inc. The formation was effected by the issuance of 1,750,000 shares of the Company's common stock for the intangible assets of the former operating companies, Olympic Pools, Inc. (OPI) and Preferred Concrete Placement, Inc (PCPI). The Company is located in Perrysburg, Ohio, and currently operates under the trade name Olympic Manufacturing Company. The Company manufactures and assembles components of above ground pools.

Fair Value of Financial Instruments

The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short-term maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," rates available to the Company at balance sheet dates are used to estimate the fair value of existing debt.

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

Stock-Based Compensation

On July 26, 2004 the Company's Board of Directors adopted the 2004 Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was established to further the growth of the Company by allowing the Company to compensate employees, consultants and other persons who provide bona-fide services to the Company through the award of Common Stock. The Board of Directors, at its discretion, is authorized to compensate eligible employees and consultants up to an aggregate of 1,500,000 shares. Subsequently, the Company's Board of Directors authorized an additional 5,000,000 shares. The Company issued 950,000 and 3,044,300 shares under the plan in 2008 and 2007, respectively.

Net Loss Per Share

Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of assuming the exchange of any stock options, warrants and convertible notes would be anti-dilutive as of December 31, 2008 and 2007.

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

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $274,414 and $406,645 during the years ended December 31, 2008 and 2007, respectively. Also, as of December 31, 2008, the Company had $0 in cash, and current liabilities exceeded current assets by $2,687,593. These factors all raise substantial doubt about the ability of the Company to continue as a going concern. Due to these conditions, the auditors have issued a going concern note.

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


4.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at December 31, 2008 and 2007 consist of the following:

                                                        2008            2007
                                                    ------------   -------------

Notes payable - DABE, Inc. - with interest
  accruing at 10% per annum and due on demand.
  The notes are guaranteed by a security interest
  in inventory, receivables, intangibles, chattel
  paper and contract rights.  John Ayling, the CEO
  of LD Holdings, Inc is the sole shareholder
  of DABE, Inc.                                     $    343,652   $    343,652

Note payable - Capital First Management LLC -
  unsecured, non-interest bearing and due on
  demand.  John Ayling, the CEO Leisure Direct,
  Inc. is the sole member of Capital First
  Management Company, LLC.                               312,943        180,650

Notes payable - President.  The president has
  advanced $290,000 with various notes bearing
  interest at 12%.                                       290,000        290,000

Notes payable - OPI, PCPI; OMC and LD LLC -
  non-interest bearing and due on demand.
  John Ayling, the CEO of Leisure Direct, Inc.,
  is the sole member of OPI & PCPI.                       28,926         28,926
                                                    ------------   -------------

                                                    $    975,521   $    843,228
                                                    ============   =============

5.  PROMISSORY NOTES PAYABLE

Notes payable at December 31, 2008 and 2007 consist of the following:


                                                        2008            2007
                                                    ------------   -------------

Notes payable - on September 9, 2001, the
  Company borrowed  $100,000 bearing
  interest  at 30% due March 9, 2006.
  Additionally,  the lender was issued
  100,000 shares valued at $41,176.
  The loan is currently in default.                 $    100,000   $    100,000

Note payable - individual unsecured bearing
  interest at 6% Payment was due March 24, 2008
  in full plus unpaid interest  The note is
  currently in default                                    15,000         15,000

Notes payable - Bank - line of credit of
  $25,000  bearing  interest at prime
  plus 6 1/2%. The loan is currently in default
  as of March 1, 2006.                                    11,897         11,897

Notes payable - Individuals at 10% - 12%
  interest due on Demand.                                 52,043         52,043
                                                    ------------   -------------

                                                    $    178,940   $    178,940
                                                    ============   =============

6.  ROYALTIES PAYABLE

Pursuant to the Asset Purchase Agreements entered into with OPI and PCPI, the Company is obligated to make royalty payments at a rate of 2% of Company revenues attributable to doing business as Olympic Manufacturing Company (due to OPI) and 1% of Company revenues attributable to doing business as Preferred Concrete Placement Company (due to PCPI) for the first two years of operations. At December 31, 2008, the balance of royalties payable is $24,652.

7.  INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                                      Year Ended December 31,
                                                        2008          2007
                                                    ------------   -------------
     Tax provision at the U. S. Federal
       Statutory rate                                     34%             34%
     Valuation allowance                                 (34)%           (34)%
                                                    ------------   -------------
     Effective tax rates                                   -%              -%
                                                    ============   =============

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from recognition of net operating loss carry forwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

                                                           December 31,
                                                        2008          2007
                                                    ------------   -------------

             Deferred tax asset, non-current        $  2,502,698   $  2,409,397
             Total valuation allowance recognized
               for deferred taxes                     (2,502,698)    (2,409,397)
                                                    ------------   -------------

             Net deferred tax asset                 $          -   $          -
                                                    ============   =============

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

The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

                                                       Federal         State
                                                    ------------   -------------
       Available Through
            2020                                    $    413,465   $    413,465
            2021                                         262,952        262,952
            2022                                         121,232        121,232
            2023                                         127,017        127,017
            2024                                       3,020,391      3,020,391
            2025                                       1,014,436      1,014,436
            2026                                       1,064,000      1,064,000
            2027                                         406,645        406,645
            2028                                         274,414        274,414
                                                    ------------   -------------
            Total                                   $  6,704,552   $  6,704,552
                                                    ============   =============

8.  COMMITMENTS AND CONTINGENCIES

During 2001, the Company's insurance policies were each cancelled for non-payment of premiums. These policies for general liability, commercial property and workers' compensation have not been reinstated. Given the above facts, the Company has potential exposure to loss at December 31, 2008 for which a reasonable estimate cannot be made. Management believes its potential liability with regard to product liability is mitigated based on the fact that the Company has had no such claims since inception and that OPI, the predecessor company, had no claims in the 20 years prior to acquisition by the Company.

As of December 31, 2008, the Company had liabilities for federal and state payroll taxes dating back to the year 2000. The Company owes approximately $260,380 for federal payroll taxes and approximately $38,000 for state and local payroll taxes. These past due amounts will continue to accrue interest and penalties as long as they remain unpaid.

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


9.  COMMON STOCK WARRANTS

A summary of the warrant activity for the two years ended December 31, 2008 is set forth below:

                                                               Weighted Average
                                    Number of Warrants         Exercise Price

         Outstanding at
         December 31, 2006               610,000                       $.063

         Granted                              -                         .063

         Exercised                            -                         .037

         Cancelled or Expired           (610,000)                       .063
                                        ---------                      ------

         Outstanding at
         December 31, 2008 and 2007           -                            -

10.  LITIGATION

In 2006, John Leo has commenced action against the Company for outstanding obligations owed by the Company. At this time, the likelihood of an unfavorable outcome cannot be determined.

11. SUBSEQUENT EVENTS

The Company entered into a sales and marketing agreement with individuals to provide consulting services in exchange for 1,736,933 shares of stock. Although the shares have been issued by the stock transfer agent the shares are held by the Company pending agreeable performance.

--------------------------------------------------------------------------------