Form 10-Q
period 2009-03-31
LEISURE DIRECT INC
filed 2009-05-20
CIK 1131089

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

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2009

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-50584

                                LD Holdings, Inc.
                                -----------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 20, 2009, 16,575,061 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part 1. Financial Information

                        LD Holdings, Inc. & Subsidiaries
                      Consolidated Condensed Balance Sheet
                                    Unaudited


                                                     March 31,     December 31,
                                                       2009            2008
                                                   -------------   -------------
                   Assets

 Total Assets                                                -0-            -0-
                                                   =============   =============

Liabilities and Stockholders' Impairment

Current Liabilities
 Accounts payable and accrued expenses                 1,198,151      1,156,217
 Accrued interest payable                                167,605        158,070
 Accrued interest payable - related parties              235 543        218,845
 Promissory notes payable                                178,940        178,940
 Promissory notes payable - related parties            1,028,670        975,521
                                                   -------------   -------------
 Total Current Liabilities                             2,808,909      2,687,593

Stockholders' Impairment
 Common stock, par value $0.001;
  900,000,000 shares authorized
  16,575,061 shares issued and
  outstanding                                             16,575         14,838
 Preferred stock, par value $0.001;
   90,000,000 shares authorized
   974,156 shares issued and outstanding                   9,742          9,742
 Additional paid in capital                            4,033,535      3,975,164
Accumulated deficit                                   (6,868,761)    (6,687,337)
                                                   -------------   -------------
 Total Stockholders' Impairment                       (2,808,909)    (2,687,593)
                                                   -------------   -------------
 Total Liabilities and Stockholders'
  Impairment                                       $         -0-            -0-
                                                   =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Operations

                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       2009             2008
                                                   -------------   -------------

Net Sales                                          $      15,500   $          -

Selling, General & Administrative
 Expenses                                                170,757         39,390
                                                   -------------   -------------
Operating Loss                                          (155,257)      ( 39,390)

Other Income (Expense)
 Gain on extinguishment of debt                                -              -
 Interest expense                                        (26,167)       (26,167)
                                                   -------------   -------------
Total Other Income (Expense)                             (26,167)       (26,167)
                                                   -------------   -------------

Net Income (Loss)                                  $    (181,424)  $    (65,557)
                                                   =============   =============

Income (loss) per share,
    basic and diluted                              $        (.01)  $       (.00)
                                                   =============   =============

Weighted Average Common Shares
 Outstanding                                          15,289,226     13,888,128
                                                   =============   =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Cash Flows

                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       2009             2008
                                                   -------------   -------------

Cash Flows From Operating Activities:
 Net Income (Loss)                                 $    (181,424)  $    (65,557)
 Adjustments to Reconcile Net Loss to
  Net Cash Used in
   Operating Activities:
   Services rendered in exchange for stock                60,108              -

  Changes in Operating Assets and
   Liabilities
   Accounts payable and accrued expenses                  42,000         30,454
   Accrued interest payable                                9,470          9,470
   Accrued interest payable - related
    parties                                               16,697         16,697
                                                   -------------   -------------
 Net Cash Used in Operating
  Activities                                             (53,149)        (8,936)
                                                   -------------   -------------

Cash Flows From Financing Activities
 Proceeds from related party notes                        53,149          8,936
                                                   -------------   -------------
 Net Cash Provided by Financing
  Activities                                              53,149          8,936
                                                   -------------   -------------
Net Increase in Cash and Cash
 Equivalents                                                   -              -

Cash and Equivalents at Beginning of Period                    -              -
                                                   -------------   -------------
Cash and Equivalents at End of Period              $           -   $          -
                                                   =============   =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $181,424 during the three months ended March 31, 2009. Also, as of March 31, 2009, the Company had no assets and current liabilities exceeded current assets by $2,808,909.

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

                            STOCKHOLDERS' IMPAIRMENT

During the first quarter ending March 31, 2009, the Company issued 1,736,933 shares of common stock at market value of $60,108 as consideration of current and accrued consulting services.

Litigation
----------

In 2006, John Leo has commenced action against the Company for outstanding obligations owed by the Company. At this time, the likelihood of an unfavorable outcome cannot be determined.

Item 2. Management's Discussion and Analysis

When used in this Form 10-Q and in future filings by LD Holdings, Inc. (hereinafter "LD Holdings" or LDI") with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "LDI expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. LD Holdings has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

The Financial Services Division (LD Financial, Inc.) will concentrate on businesses with sales between $2 million and $20 million and EBITDA between $500,000 and $3 million. This is where the real void exists. Owners of these businesses have a difficult time getting full value because the financing of these companies is too large for most individuals to finance, too risky for banks based upon the company's individual merits (as opposed to the buyer's personal balance sheet) and too small to interest most institutional investors (hedge funds and private equity groups) to consider. The lack of liquidity make it difficult to raise funds privately from anyone but relatives.

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

Three Months Ended March 31, 2009 and 2008

For the three months ended March 31, 2009 and 2008 LD Holdings had revenues of $15,500 and $0, respectfully. LD Holdings had a working capital shortage and did not emphasize current operations. Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan. The 2009 revenue was generated from consulting services.

Because of the several acquisition opportunities available to LD Holdings, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the three months ended March 31, 2009 and 2008 LD Holdings incurred selling, general and administrative expenses of $170,757 and $39,390 respectively, of which $30,000 and $30,000 represents the fee for the services of John R. Ayling, Chairman and CEO. The fees have been accrued until the operations of the company permit payment, or the individuals determine to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three months ended March 31, 2009 and 2008 of $155,257 and $39,390 respectively. Funding of these expenses was from short term loans from principal shareholders.

For the three months ended March 31, 2009 and 2008 LD Holdings incurred interest expense of $26,167 and $26,167, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at March 31, 2009, of $2,808,909. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Item 3. Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Item 4. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                    LD HOLDINGS, INC.

Date:  May 20, 2009                 /s/  John R. Ayling
                                    ----------------------------------------
                                    John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------