Form 10-Q
period 2009-06-30
LEISURE DIRECT INC
filed 2009-08-19
CIK 1131089

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

                 FOR THE QUARTERLY PERIOD ENDED: June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 18, 2009 16,575,061 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Part 1. Financial Information

                        LD Holdings, Inc. & Subsidiaries
                      Consolidated Condensed Balance Sheet
                                    Unaudited

                                                     June 30,       December 31,
                                                      2009              2008
                                                   -------------   -------------

                                     Assets


Current Assets
 Cash                                              $           -   $          -
                                                   -------------   -------------
 Total Assets                                      $           -   $          -
                                                   =============   =============

Liabilities and Stockholders' Impairment

Current Liabilities
 Accounts payable and accrued expenses                 1,218,665      1,156,217
 Accrued interest payable                                177,076        158,070
 Accrued interest payable - related parties              252,240        218,845
 Promissory notes payable                                178,940        178,940
 Promissory notes payable - related parties            1,033,775        975,521
                                                   -------------   -------------
 Total Current Liabilities                             2,860,696      2,687,593

Stockholders' Impairment
 Common stock, par value $0.001;
  100,000,000 shares authorized
  16,575,061 and 14,838,128 shares issued and
  outstanding as of June 30, 2009 and
  and December 31, 2008                                   16,575         14,838
 Preferred stock, par value $0.001;
   974,156 shares issued and outstanding                   9,742          9,742
 Additional paid in capital                            4,033,535      3,975,164
Accumulated deficit                                   (6,920,548)    (6,687,337)
                                                   -------------   -------------
 Total Stockholders' Impairment                       (2,860,696)    (2,687,593)
                                                   -------------   -------------
 Total Liabilities and Stockholders'
  Impairment                                       $           -   $          -
                                                   =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                         Three Months Ended               Six Months Ended
                             June 30,                          June 30,
                     ---------------------------   -----------------------------
                         2009          2008             2009          2008

Net Sales            $    15,000   $       5,000   $      30,500   $      5,000

Cost of Sales
 Manufacturing cost            -               -               -              -
                     -----------   -------------   -------------   -------------
 Total Cost of Sales           -               -               -              -
                     -----------   -------------   -------------   -------------

 Gross Profit             15,000           5,000          30,500          5,000

Selling, General &
 Administrative
  Expenses                40,029          40,738         210,787         80,128
                     -----------   -------------   -------------   -------------
Operating Loss           (25,029)        (35,738)       (180,287)       (75,128)

Other Income
 (Expense)
  Interest expense       (26,758)        (26,166)        (52,924)       (52,333)
                     -----------   -------------   -------------   -------------
 Total Other Income
   (Expense)             (26,758)        (26,166)        (52,924)       (52,333)
                     -----------   -------------   -------------   -------------

 Net Loss            $   (51,787)  $     (61,904)  $    (233,211)  $   (127,461)
                     ===========   =============   =============   =============
 Loss per share,
  basic and diluted  $      (.00)  $        (.00)  $        (.01)  $       (.01)
                     ===========   =============   =============   =============
Weighted Average
 Common Shares
 Outstanding          16,575,061      13,888,128      16,024,227     13,888,128
                     ===========   =============   =============   =============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows


                                                            Six Months
                                                           Ended June 30,
                                                   -----------------------------
                                                        2009           2008
                                                   -------------   -------------

Cash Flows From Operating Activities:
Net Loss                                           $    (233,211)  $   (127,461)
Adjustments to Reconcile Net Loss to
 Net Cash Used by Operating Activities
 Operating Activities:
  Shares issued for services                              60,108              -
Changes in Operating Assets and Liabilities
  Accounts payable and accrued expenses                   62,448         55,455
  Accrued interest payable                                33,395         49,411
  Accrued interest payable - related parties              19,006          2,922
                                                   -------------   -------------

    Net Cash Provided (Used) by
    Operating Activities                                 (58,254)       (19,673)
                                                   -------------   -------------

Cash Flows From Financing Activities
  Proceeds from related party notes                       58,254         24,673
                                                   -------------   -------------

    Net Cash Provided (Used) by
    Financing Activities                                  58,254         24,673
                                                   -------------   -------------

Net Increase (decrease) in Cash and Equivalents                -          5,000

Cash and Equivalents at Beginning of Year                      -              -
                                                   -------------   -------------
Cash and Equivalents at End of Quarter             $           -   $      5,000
                                                   =============   =============

    Cash Paid for Income Taxes                     $           -   $          -
    Cash Paid for Interest                         $           -   $          -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. Revenue Recognition Policy

Revenue is recognized at the time the service is rendered.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $233,211 during the six months ended June 30, 2009. Also, as of June 30, 2009, the Company had no assets and current liabilities exceeded current assets by $2,860,696.

Management's plans include raising additional funding from debt and equity transactions that will be used to acquire additional point of sale outlets that should in turn cr eate sales. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows. However, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STOCKHOLDERS' IMPAIRMENT

During the first quarter ending March 31, 2009, the Company issued 1,736,933 shares of common stock at market value of $60,108 as consideration of consulting services.

Litigation

In 2006, John Leo has commenced action against the Company for outstanding obligations owed by the Company. At this time, the likelihood of an unfavorable outcome cannot be determined.

Item 2. Management's Discussion and Analysis

When used in this Form 10-Q and in future filings by LD Holdings, Inc. (hereinafter "LD Holdings" or LDHI") with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "LDHI expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. LD Holdings has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Six Months Ended June 30, 2009 and 2008

For the six months ended June 30, 2009 and 2008 LD Holdings had revenues of $30,500 and $5,000, respectfully. LD Holdings had a working capital shortage and did not emphasize current operations. Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan. The 2009 revenue was generated from consulting services.

Because of the several acquisition opportunities available to LD Holdings, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the six months ended June 30, 2009 and 2008 LD Holdings incurred selling, general and administrative expenses of $210,787 and $80,128 respectively, of which $60,000 and $60,000 represents the fee for the services of John R. Ayling, Chairman and CEO. The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the six months ended June 30, 2009 and 2008 of $233,211 and $127,461, respectively. Funding of these expenses was from short term loans from principal shareholders.

For the six months ended June 30, 2009 and 2008 LD Holdings incurred interest expense of $52,924 and $52,333, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at June 30, 2009, of $2,860,696. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Item 3. Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Item 4. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                    LD Holdings, Inc.
Date:  August 18, 2009              /s/  John R. Ayling
                                    ----------------------------------------
                                    John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------