Form 10-Q
period 2009-09-30
LEISURE DIRECT INC
filed 2009-11-23
CIK 1131089

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

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 23, 2009 16,575,061 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part 1. Financial Information

                        LD Holdings, Inc. & Subsidiaries
                      Consolidated Condensed Balance Sheet


                                                  September 30,    December 31,
                                                      2009             2008
                                                  -------------   --------------
                                                   (Unaudited)
                    Assets
 Current Assets
  Cash                                            $      10,000   $           -
                                                  -------------   --------------
  Total Assets                                    $      10,000   $           -
                                                  =============   ==============

   Liabilities and Stockholders' Impairment

 Current Liabilities
  Accounts payable and accrued expenses               1,244,745       1,156,217
  Accrued interest payable                              186,545         158,070
  Accrued interest payable - related parties            268,937         218,845
  Promissory notes payable                              178,940         178,940
  Promissory notes payable - related parties          1,056,904         975,521
                                                  -------------   --------------
  Total Current Liabilities                           2,936,071       2,687,593

 Stockholders' Impairment
  Common stock, par value $0.001;
   100,000,000 shares authorized
   16,575,061 and 14,838,128 shares issued and
   outstanding as of September 30, 2009 and
   and December 31, 2008                                 16,575          14,838
  Preferred stock, par value $0.001;
    974,156 shares issued and outstanding                 9,742           9,742
  Additional paid in capital                          4,033,535       3,975,164
 Accumulated deficit                                 (6,985,923)     (6,687,337)
                                                  -------------   --------------
  Total Stockholders' Impairment                     (2,926,071)     (2,687,593)
                                                  -------------   --------------
  Total Liabilities and Stockholders'
   Impairment                                     $      10,000   $           -
                                                  =============   ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                       Three Months Ended                Nine Months Ended
                          September 30,                    September 30,
                 ------------------------------   ------------------------------
                      2009            2008              2009           2008

Net Sales        $      15,000   $       15,000   $      45,500   $      20,000

Cost of Services             -                -               -               -
                 -------------   --------------   -------------   --------------

 Gross Profit           15,000           15,000          45,500          20,000

Selling, General
 & Administrative
 Expenses               54,141           86,629         264,928         166,757
                 -------------   --------------   -------------   --------------
Operating Loss         (39,141)         (71,629)       (219,428)       (146,757)

Other Income
(Expense)
 Interest
   expense             (26,166)         (26,167)        (79,090)        (78,500)
                 -------------   --------------   -------------   --------------
 Total Other
 Income
  (Expense)            (26,166)         (26,166)        (79,090)        (78,500)
                 -------------   --------------   -------------   --------------

 Net Loss        $     (65,307)  $      (97,796)  $    (298,518)  $    (225,257)
                 =============   ==============   =============   ==============
 Loss per share,
  basic and
  diluted        $        (.00)  $         (.01)  $        (.02)  $        (.02)
                 =============   ==============   =============   ==============

 Weighted
 Average Common
 Shares
 Outstanding        16,575,061       14,188,128      16,214,943       13,971,376
                 =============   ==============   =============   ==============



             The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                           Nine Months
                                                        Ended September 30,
                                                  ------------------------------
                                                       2009            2008
                                                  -------------   --------------

Cash Flows From Operating Activities:
Net Loss                                          $    (298,518)  $    (225,257)
Adjustments to Reconcile Net Loss to
 Net Cash Used by Operating Activities
 Operating Activities:
  Shares issued for services                             60,108          28,500
Changes in Operating Assets and Liabilities
  Accounts payable and accrued expenses                  88,460          65,455
  Accrued interest payable                               28,475          28,409
  Accrued interest payable - related parties             50,092          50,090
                                                  -------------   --------------

    Net Cash Used in Operating Activities               (71,383)        (52,803)
                                                  -------------   --------------

Cash Flows From Financing Activities
  Proceeds from related party notes                      81,383          52,803
                                                  -------------   --------------

    Net Cash Provided by Financing Activities            81,383          52,803
                                                  -------------   --------------

Net Increase in Cash and Equivalents                     10,000               -

Cash and Equivalents at Beginning of Period                   -               -
                                                  -------------   --------------
Cash and Equivalents at End of Period             $      10,000   $           -
                                                  =============   ==============

    Cash Paid for Income Taxes                    $           -   $           -
    Cash Paid for Interest                        $           -   $           -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Revenue Recognition Policy

Revenue is recognized at the time the service is rendered.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $298,518 during the nine months ended September 30, 2009. Also, as of September 30, 2009, the Company had assets of $10,000 and current liabilities exceeded current assets by $2,926,071.

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

                            STOCKHOLDERS' IMPAIRMENT

During the first quarter ended March 31, 2009, the Company issued 1,736,933 shares of common stock at market value of $60,108 as consideration of current and accrued consulting services.

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

During the next year the company plans to acquire several companies with $25 million sales and EBITDA of $2.0 million. At 8 X EBITDA this would place a market capitalization of $16 million on the company. In order to accomplish its objectives, and as explained in this Business Plan, the company has developed a 5-Step Process.

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

Nine Months Ended September 30, 2009 and 2008

For the nine months ended September 30, 2009 and 2008 LD Holdings had revenues of $45,500 and $20,000, respectfully. LD Holdings had a working capital shortage and did not emphasize current operations. Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan. The 2009 revenue was generated from consulting services.

Because of the several acquisition opportunities available to LD Holdings, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the nine months ended September 30, 2009 and 2008 LD Holdings incurred selling, general and administrative expenses of $264,928 and $166,757 respectively, of which $90,000 and $90,000 represents the fee for the services of John R. Ayling, Chairman and CEO. The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the nine months ended September 30, 2009 and 2008 of $219,428 and $146,757, respectively. Funding of these expenses was from short term loans from principal shareholders.

For the nine months ended September 30, 2009 and 2008 LD Holdings incurred interest expense of $79,090 and $78,500, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at September 30, 2009, of $2,926,071. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Item 3.  Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Item 4. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                     LD Holdings, Inc.

Date:  November 23, 2009             /s/  John R. Ayling
                                    ----------------------------------------
                                    John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------