Form 10-K
period 2009-12-31
LD HOLDINGS, INC.
filed 2010-04-15
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of

1934

For the fiscal year ended December 31, 2009

Commission file number 0-50584

LD Holdings Inc
(formerly Leisure Direct, Inc.)
(Name of Small Business Issuer in Its Charter)

Nevada	98-0335555
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of our common shares held by non-affiliates of the registrant on April 15, 2010 was approximately $360,330.

As of April 15, 2010, the Issuer had 16,575,061 common shares, $.001 par value, outstanding and 974,156 preferred shares, $.001 par value, outstanding.

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

Risk Factors

- LD Holdings has very limited financial resources. In order to implement our business plan we will have to raise capital. If we are unsuccessful in raising capital, our business will not grow.

- Because of its limited operating history, LD Holdings has little historical financial data on which to base its plans for future operations. Management will have to budget capital investment and expenses based, in large part, on its expectation of future revenues. If those expectations are not met, LD Holdings may exhaust its capital resources before it achieves operational stability.

Corporate Strategy

LD Holdings, Inc., (Symbol LDHL), has adopted a business model that seeks to capitalize on the massive transfer of generational assets as the “Baby-Boomer” generation transitions from the ownership of small businesses into retirement.  The Baby-Boomer generation is represented by individuals born between 1946 and 1964.  There are currently about 80 million Boomers in this age group.

Over the next 20 years as these Baby-Boomers are retiring, there are going to be businesses worth trillions of dollars that need to be sold by this Boomer generation.  Baby-Boomers make up at least 25% of the population in every state except Utah.

Historically, the sellers typically wanted to provide minimal or no financing to the buyer.  These types of transactions were too large for most individuals to finance, too risky for banks based upon the company’s individual merits (as opposed to the buyer’s personal balance sheet) and too small to interest most institutional investors (hedge funds and private equity groups) to consider.  The lack of liquidity made it difficult to raise funds privately from anyone but relatives.

The company seeks to take a seemingly negative funding situation and turn it into a positive one.  Many of these Baby Boomer businesses being sold, whether the sellers want to or not, will be forced to provide a major portion, or all, of the financing in order to sell their businesses or will be forced to sell them below their true market value in order to get the business sold.

The company plans to focus its efforts on becoming a “known buyer” of small companies that meet its acquisition criteria, which it intends to widely distribute to business sellers directly and to others on its websites.  The 5-Year Plan is to accumulate at least 45 of these small companies and to slowly meld them into cohesive business units whenever possible.  Using $10 million of revenues as an average, this will result in consolidated total revenues of $420 Million by the end of the 5-Year Plan.

The company’s objective, through aggressive use of the Internet, is to put an outside investor base in place that shares the company’s vision and objectives while the search for acquisitions is being conducted.  The company will stress on its affiliated websites and in its investor information that it is looking for long-term investors who are willing to hold their positions for a year or more.

In our first full year of operations, the company plans to acquire at least 3 companies with $25 million sales and EBIT of $2.5 million.   At 15 x EBIT, this would place a market capitalization of $37 million on the company.  In order to accomplish its objectives, and as explained in this Business Plan, the company has developed a 5-Step Process.

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

      1*  There will be a need for Marketing, Sales and other Business Services to prepare the businesses for sale.
      2*  There will be a need for buyers for these businesses.
      3*  There will be a need for entrepreneur managers to manage these businesses.
      4*  There will be a need for the financing of these businesses.
      5*  There will be a need for competent money managers to manage the money of these business sellers.

LD Holdings, Inc., as a Financial and Management Holding Company, will take advantage of this opportunity with its two operating divisions under the parent holding company.  These divisions are the Financial Services Division (LD Financial, Inc.) and the Operating Division that will manage the portfolio companies in which LD Holdings, Inc. will have varying percentages of ownership.

The Financial Services Division (LD Financial, Inc.) will concentrate on businesses with sales between $2 million and $20 million and EBIT between $500,000 and $3 million.  This is where the real void exists.  Owners of these businesses have a difficult time getting full value because the financing of these companies is too large for most individuals to finance, too risky for banks based upon the company’s individual merits (as opposed to the buyer’s personal balance sheet) and too small to interest most institutional investors (hedge funds and private equity groups) to consider.  The lack of liquidity make it difficult to raise funds privately from anyone but relatives.

The Financial Services Division provides the following services:

1* The Marketing, Sales and Other Business Services represent specifically target services to position client companies for both sales and profit growth in preparation for their eventual sale.    The lead service involves the client company outsourcing some portion of the sales function to us as an Independent Sales Organization (ISO).    This enhances the value of the company because it is no longer dependent upon the selling management’s relationship with the company’s customers.   We provide this service under a variety of formats and compensation arrangements.    Typically, these are long-term joint-venture marketing efforts that result in recurring revenue streams to the company.   The auxiliary consulting services provided include helping the client company to finance its growth and to prepare it for sale under the most advantageous terms possible to the client.   In many cases, we will participate in the incremental value created.

2*  Financial Services will maintain an ongoing data base of businesses for sale.  This allows the company to look for synergistic opportunities to combine one or more acquisition candidates at some future date.  This database also provides the company with a historical perspective of different industries and distribution channels along with any type of geographical variation in the valuation of businesses.  If a business in its data base is acquired by a party other than LD Holdings, then Financial Services will act as an agent in the acquisition and receive a fee.

3*  Financial Services maintains a database of individuals with specific backgrounds and expertise that will be available for both acquisition evaluation, and strategizing the post-acquisition business model for each potential acquisition candidate, once the financial aspects of the transaction are determined.  Particular attention will be given to developing relationships with those entrepreneurs and managers that want to perform in a results-driven environment, which has the associated incentives in place to create personal wealth for them and an above average return for the company’s stockholders.  What distinguishes these individuals is that they are looking for a career opportunity and are not focused on just having a job, benefits or entitlements.

4* Financial Services maintains an ongoing data base of investors that share the company’s vision and objectives.  The company is looking for long-term investors who are willing to hold their positions for a year or more for superior rates of return.  Investors that want to participate in ground floor investment opportunities that the company’s Business Model represents have a special wealth building vehicle available to them.  The company’s stock is thinly traded with a relatively small float.  This will allow the company to look for synergistic opportunities to combine one or more acquisition candidates at some future date.  This database also provides the company with a historical perspective of different industries and distribution channels along with any type of geographical variation in the valuation of businesses.  If a business in its data base is acquired by a party other than LD Holdings, then Financial Services will act as an agent in the acquisition and receive a fee.

5* The Wealth Management department of the Financial Services offers both proprietary financial and portfolio management services and has available tightly screened third party sources that offer specific money managers that offer alternative management styles and expertise in certain assets classes.    We will generate fee income either on a direct basis or from the referral.

Personnel

Two of LD Holding's principal's, John R. Ayling, Chairman and CEO, John Alimo Executive Vice President Business Development , spent a material amount of time working on behalf of the Company during the year. The company expects to hire from time to time, independent consultants and contractors during the stages of implementing our business plan. As the Company grows, it will develop a group of full time employees that will be supplemented with temporary labor.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDHL" since November, 2008. Prior to that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "LDTI". Set forth below are the high and low bid prices for the fiscal quarters, 2009. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2009	$ .02	$ .0026
September 30, 2009	$ .028	$ .01
June 30, 2009	$ .025	$ .01
March 31, 2009	$ .07	$ .025

(b) Shareholders

On April 15, 2010, there were 165 holders of record of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities

The Company did not sell any securities during the 4th quarter of 2009 that were not registered under the Securities Act.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009.

Item 6. Except for historical information, the Company's reports to the

Securities and Exchange Commission on Form 10-K and 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934.  Forward -looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2008 and 2009 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of LD Holdings, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

BALANCE SHEET

	2009	2008
Total assets	$-	$-
Current Liabilities	(3,011,361)	(2,687,593)
Long-term debt	-	-
Working capital	(3,011,361)	(2,687,593)
Shareholders' equity (deficit)	(3,011,361)	(2,687,593)

STATEMENT OF OPERATIONS

	For the years ended
	December 31,
	2009	2008
Total revenues	$60,000	$35,000
Operating (loss)	(284,108)	$(169,748)
Net (loss)	(388,876)	(274,414)
Net loss per common share	(.02)	(.02)
Number of shares used in Computing per share data	16,254,617	14,234,292

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2009 and 2008 LD Holdings had revenues of $60,000 and $35,000, respectfully.  LD Holdings had a working capital shortage throughout 2009 and did not emphasize current operations.  Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan.

LD Holdings gross margin was $60,000 and $35,000 in 2009 and 2008, respectively.  The 2009 and 2008 revenue was generated from consulting services for a related entity, owned and operated by Management.

During 2009 LD Holdings incurred general and administrative expenses of $344,108 compared to $204,748 in 2008.  The primary drivers were impairment expense, salaries and wages, rent, management fees, professional fees and consulting expenses for the change in general and administrative expenses.

The Company's net loss for 2009 was $388,876 compared to $274,414 in 2008.  The majority of the 2009 net loss stems from management fees, consulting fees, accounting and auditing fees and interest expense.  Funding of the company came from loans from LD Holdings' principal shareholder.

The Company had a loss for tax purposes in 2009 and 2008.  The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company can not determine when, if ever, it will be able to use the tax loss carry forwards.

Liquidity and Capital Resources

The Company has no available cash balances.  The depletion of cash was primarily attributable to the operating losses incurred during the year.

LD Holdings had a working capital deficit of $3,011,361 at December 31, 2009.  Although more than half of the debts that produce the deficit are owed to shareholders and are, therefore, friendly, the remainder is primarily owed to vendors.  Our inability to make timely payments makes it difficult for us to obtain preferential pricing.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2009, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward.  The primary reason for the determination was our lack of certainty as to whether LDHL will carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

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

Item 9A. Controls and Procedures

The Chief Executive Officer of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-K.  Based on that evaluation, the Chief Executive Officer of the Company has concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K are not effective to provide reasonable assurance the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to the Chief Executive Officer to allow timely decisions regarding required disclosure.

We identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.  Management identified the following material weaknesses in our internal controls as of December 31, 2009 and December 31, 2008:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our annual report for the year ended December 31, 2010.

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

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud.  Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative financial effect on the trading price of the company.  The Company's Chief Executive Officer believes the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

The Company has found it necessary to limit its administrative staffing in order to conserve cash, until the Company's level of business activity increases.  As a result, there is very limited segregation of duties.  The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available.  However, until such time, this material weakness will continue to exist.  Despite the limited number of administrative employees and limited segregation of duties, the Company believes that its administrative employees are capable of following its disclosure controls and procedures effectively.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Ayling performed his evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

			Director
Name	Age	Position	Since
John R. Ayling	66	CEO and Director (Chairman of the Board)	2003

John R. Ayling -CEO and Chairman of the Board. John R. Ayling, 66, has been CEO of the Company since October of 2003.  Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm.  From 1983 to 1988, he served as a Vice President at Otherwise Securities.  From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker.  Mr. Ayling is a NASD or FINRA registered representative and holds Series 7, 24 and 63 licenses.  From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division.  Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.
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

CODE OF ETHICS

The Company has not adopted a written code of ethics applicable to executive officers.  The Board of Directors has determined that a code of ethics is not needed at this time until its management staff is grown.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required during 2009 by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

In both 2009 and 2008, no officer or director received any cash compensation from the Company.

This table itemizes the compensation we paid to John Ayling, who served as our Chief Executive Officer during 2009.  There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2009 exceeded $100,000.

	Compensation
	Year	Mgmt Fee	Stock Grant
John Ayling	2009	$120,000	0
John Ayling	2008	$120,000	0

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the years ended December 31, 2009 and 2008.
Option Grants in the Last Fiscal Year

		Percent		Potential realizable
		of total		value at assumed
	Number of	options		annual rates of
	securities	granted to		appreciation of
	underlying	employees	Exercise	Expiration for
	option	in fiscal	Price	option term
Name	granted	year	($/share) Date	5%	10%
John Ayling

Aggregated Fiscal Year-End Option Values

	Number of securities underlying	Value of unexercised in-the-money
	unexercised options at fiscal	options at fiscal year-end ($)
Name	year-end (#) (All exercisable)	(All exercisable)
John Ayling	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of December 31, 2009.

	Amount and
	Nature of
Name and Address	Beneficial	Percentage
of Beneficial Owner(1)	Ownership(2)	of Common
John R. Ayling	2,161,847(3)	15.5%
	974,156	100.0%
All Officers and Directors As a Group	2,161,847(3)	15.5%
DABE Inc	1,028,410(3)	7.4%
Capital First Corporation, LLC	974,156	100.0%
Olympic Pools, Inc.	1,133,437	8.1%

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

Item 13. Certain Relationships and Related Transactions

Olympic Pools, Inc. (OPI) is a shareholder of the Company.  OPI is wholly owned by John Ayling, President and Chairman of the Company.  The Company is indebted to OPI for loans made to the Company.

During 2009 and 2008, the Company issued demand notes, net, in the amount of $0 and $36,579, respectively payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis.  Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral.  Mr. Ayling is the sole shareholder of DABE, Inc.  On August 2, 2006 the company issued 1,028,410 shares of common stock in lieu of interest expense on these loans in payment of $103,638 in accrued interest.

Item 14 Principal Accountant Fees and Services

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $20,500 and $20,385 to the Company for professional services rendered for the audit of our 2009 and 2008 financial statements and review of the financial statements included in our 10-Q filings for the first three quarters of 2009 and 2008.
Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2009 and 2008 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2009 and 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2009 and 2008 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

PART IV

Item 15. Exhibit List and Reports

(a) Financial Statements

 (b) Exhibits

		Incorporated By
Exhibit		Reference from	No. in
Number	Description	Document	Document
3.1	Certificate of Incorporation	A	3.1
3.2	Bylaws	A	3.2
4.1	Form of Common Stock Certificate	A	4.1
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

(c) Reports on Form 8-K. None.

Date: April 15, 2010	/s/ John R. Ayling
John R. Ayling, Chief
Executive Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LD HOLDINGS, INC.
 (Registrant)

Dated: April 15, 2010
By: /S/ John R. Ayling
Name: John R. Ayling
Title: Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ John R. Ayling	Chairman & CEO, Director	April 15, 2010
John R. Ayling

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LD Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LD Holdings, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LD Holdings, Inc. as of December 31, 2009 and 2008 and the results of its operations, changes in shareholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LD Holdings, Inc. will continue as a going concern.  As more fully described in the notes to the consolidated financial statements, the company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in the notes.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2010

LD Holdings, Inc.
Consolidated Balance Sheets

Assets
	December 31,
	2009	2008

Total Assets	$-	$-

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	1,247,284	1,156,217
Accrued interest payable	195,951	158,070
Accrued interest payable - related parties	285,498	218,845
Promissory notes payable	178,940	178,940
Promissory notes payable - related parties	1,103,688	975,521
Total Current Liabilities	3,011,361	2,687,593

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized 16,575,061 (2009) and 14,838,128 (2008) shares issued and outstanding, respectively	16,575	14,838
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,038,535	3,975,164
Accumulated deficit	(7,076,213)	(6,687,337)

Total Stockholders' Impairment	(3,011,361)	(2,687,593)

Total Liabilities and Stockholders' Impairment	$-	$-

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008

Net Sales, related party	$60,000	$35,000
Cost of Goods Sold	-	-

Gross Profit	60,000	35,000

Selling, General & Administrative Expenses	344,108	204,748

Operating Loss	(284,108)	(169,748)

Other Income (Expense)
Interest Expense	(104,968)	(104,666)

Total Other Income (Expense)	(104,968)	(104,666)

Net Loss	$(388,876)	$(274,414)

Loss per share, basic and diluted	$(.02)	$(.02)

Weighted Average Common Shares Outstanding	16,254,617	14,234,292

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Impairment
Years Ended December 31, 2009 and 2008

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Impairment
Balance,
January 1,
2008	13,888,128	$13,888	974,156	$9,742	$3,947,614	$(6,412,923)	$2,441,679

Shares issued
for services	950,000	950	27,550	-	28,500

Net loss, 2008	-	-				(274,414)	(274,414)

Balance,
December 31,
2008	14,838,128	$14,838	974,156	$9,742	$3,975,164	$(6,687,337)	$(2,687,593)

Shares issued
for service	1,736,933	1,737			63,371		65,108

Net loss, 2009					(388,876)	(388,876)

	16,575,061	$16,575	974,156	$9,742	$4,038,535	(7,076,213)	$(3,011,361)

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(388,876)	$(274,414)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Shares issued for services	65,108	28,500
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses	91,067	9,022
Accrued interest payable - related party notes	66,653	66,787
Accrued interest payable	37,881	37,812

Net Cash Used in Operating Activities	(128,167)	(132,293)

Cash Flows From Financing Activities:
Proceeds from notes payable-related party	128,167	132,293

Net Cash Provided by Financing Activities	128,167	132,293

Net Decrease in Cash	-	-

Cash at Beginning of Year	-	-

Cash at End of Year	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	-	-
Income taxes	-	-

The attached notes are an integral part of these consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

LD Holdings, Inc. (the Company), formerly Leisure Direct, Inc., was formed on January 1, 2000 under the name of ePoolSpas.com, Inc.  The formation was effected by the issuance of 1,750,000 shares of the Company's common stock for the intangible assets of the former operating companies, Olympic Pools, Inc. (OPI) and Preferred Concrete Placement, Inc (PCPI).  The Company is located in Perrysburg, Ohio.

Basis of Presentation

The accompanying financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair values of accounts payable and other short-term obligations approximate their carrying values because of the short-term maturity of these financial instruments.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Revenue Recognition

Revenue is recognized at the time the service is rendered.  100% of revenue was derived from a related entity, through common ownersip and management, for the years ended December 31, 2009 and 2008.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted authoritative guidance relating to the accounting for  uncertainty in income taxes.  The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.  There are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2009 and 2008.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Stock-Based Compensation

The Company’s Board of Directors adopted the Employee/Consultant Stock Compensation Plan (the “Plan”).  The Plan was established to further the growth of the Company by allowing the Company to compensate employees, consultants and other persons who provide bona-fide services to the Company through the award of Common Stock.

We recognize expense for our share-based compensation based on the fair value of the awards at the time they are granted.  We estimate the value of stock option awards on the date of grant using the Black-Scholes-Merton option-pricing model (the”Black-Scholes model”).  The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.  The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior.  Our outstanding awards do not contain market or performance conditions therefore we have elected to recognize share-based employee compensation expense on a straight-line basis over the requisite service period.

Net Loss Per Share

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. There were no common stock equivalents outstanding at December 31, 2009 and 2008.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss of $388,876 and $274,414 during the years ended December 31, 2009 and 2008, respectively.  Also, as of December 31, 2009, the Company had no cash, and current liabilities exceeded current assets by $3,011,361.  These factors all raise substantial doubt about the ability of the Company to continue as a going concern.  Due to these conditions, the auditors have issued a going concern note.

Management's plans include raising additional funding from debt and equity transactions that will be used to acquire point of sale outlets that should in turn increase sales.  Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows; however, any results of the Company's plans cannot be assumed.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at December 31, 2009 and 2008 consist of the following:

	2009	2008

Notes payable - DABE, Inc. - with interest accruing at 10% per annum and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO of LD Holdings, Inc is the sole shareholder
of DABE, Inc.	$343,652	$343,652

Note payable - Capital First Management, Inc. - secured, and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of Capital
First Management, Inc.	441,110	312,943

Notes payable - President. The president has advanced $290,000 with various notes bearing interest at 12%.	290,000	290,000

Notes payable - OPI, PCPI; OMC and LD LLC - non-interest bearing and due on demand. John Ayling, the CEO of Leisure Direct, Inc., is
the sole member of OPI & PCPI.	28,926	28,926

	$1,103,688	$975,521

4.  PROMISSORY NOTES PAYABLE

Notes payable at December 31, 2009 and 2008 consist of the following:

	2009	2008

Notes payable - on September 9, 2001, the Company borrowed $100,000 bearing interest at 30% due March 9, 2006. Additionally, the lender was issued 100,000 shares valued at $41,176. The loan is currently in default.	$100,000	$100,000

Note payable - individual unsecured bearing interest at 6% Payment was due March 24, 2008 in full plus unpaid interest The note is currently in default	15,000	15,000

Notes payable - Bank - line of credit of $25,000 bearing interest at prime plus 6 1/2%. The loan is currently in default.	11,897	11,897

Notes payable - Individuals at 10% - 12% Note is currently in default.	52,043	52,043

	$178,940	$178,940

5. INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2009	2008

Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%

Effective tax rates	-%	-%
The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes.  The primary differences result from recognition of net operating loss carry forwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

	December 31,
	2009	2008

Deferred tax asset, non-current	$2,634,916	$2,502,698
Total valuation allowance recognized for deferred taxes	(2,634,916)	(2,502,698)

Net deferred tax asset	$-	$-

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

The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

	Federal	State
Available Through
2020	$413,465	$413,465
2021	262,952	262,952
2022	121,232	121,232
2023	127,017	127,017
2024	3,020,391	3,020,391
2025	1,014,436	1,014,436
2026	1,064,000	1,064,000
2027	406,645	406,645
2028	274,414	274,414
2029	388,876	388,876

Total	$7,093,428	$7,093,428

6.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense for the years ended December 31, 2009 and 2008 was $30,000 each year.

7.  LITIGATION

In 2006, a note holder commenced action against the Company for outstanding obligations owed by the Company.  In 2009, a consent judgment was awarded to lender against the Company for the sum of $200,000.  This amount was included in accrued interest and notes payable as of December 31, 2009.