Form 10-Q
period 2010-03-31
LD HOLDINGS, INC.
filed 2010-05-12
CIK 1131089

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

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 2010 16,575,061 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Part 1. Financial Information

                        LD Holdings, Inc. & Subsidiaries
                      Consolidated Condensed Balance Sheet


                                                    March 31,      December 31,
                                                     2010              2009
                                                  (Unaudited)

                   Assets


Current Assets
   Cash                                          $            -   $           -
   Total Assets                                  $            -   $           -


   Liabilities and Stockholders' Impairment

Current Liabilities
   Accounts payable and accrued expenses              1,279,947       1,247,284
   Accrued interest payable                             168,619         195,951
   Accrued interest payable - related parties           301,940         285,498
   Promissory notes payable                             178,940         178,940
   Promissory notes payable - related parties         1,123,574       1,103,688

   Total Current Liabilities                          3,053,020       3,011,361

Stockholders' Impairment
   Common stock, par value $0.001;
    900,000,000 shares authorized
    16,575,061 shares issued and
    Outstanding                                          16,575          16,575
   Preferred stock, par value $0.001;
     974,156 shares issued and outstanding                9,742           9,742
   Additional paid in capital                         4,038,535       4,038,535
Accumulated deficit                                  (7,117,872)     (7,076,213)

  Total Stockholders' Impairment                    (3,053,020)     (3,011,361)

   Total Liabilities and Stockholders'
   Impairment                                    $            -   $           -



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                       2010            2009

Net Sales - Related Party                        $       15,000   $      15,000

Cost of Services                                              -               -

   Gross Profit                                          15,000          15,000

Selling, General & Administrative Expenses               67,549         170,257

Operating Loss                                          (52,549)       (155,257)

Other Income (Expense)
   Interest expense                                     (18,400)        (26,167)
   Gain from Settlement                                  29,290               -
   Total Other Income (Expense)                          10,890         (26,167)

   Net Loss                                      $      (41,659)       (181,424)

   Loss per share, basic and diluted             $         (.00)  $        (.01)

Weighted Average Common Shares Outstanding           16,575,061      15,289,226


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                           Three Months
                                                          Ended March 31,
                                                       2010            2009

Cash Flows From Operating Activities:
Net Loss                                         $      (41,659)  $    (181,424)
Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used by) Operating
 Activities
   Operating Activities:
    Gain from Settlement                                (29,290)
    Shares issued for services                                -          60,108
Changes in Operating Assets and Liabilities
    Accounts payable and accrued expenses                32,663          42,000
    Accrued interest payable                              1,958           9,470
    Accrued interest payable - related parties           16,442          16,697

      Net Cash Provided by (Used in)
      Operating Activities                              (19,886)        (53,149)

Cash Flows From Financing Activities
    Proceeds from related party notes                    19,886          53,149

    Net Cash Provided by Financing Activities            19,886          53,149

Net Increase in Cash and Equivalents                          -               -

Cash and Equivalents at Beginning of Period                   -               -

Cash and Equivalents at End of Period            $            -   $           -

      Cash Paid for Income Taxes                 $            -   $           -
      Cash Paid for Interest                     $            -   $           -




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $41,659 during the three months ended March 31, 2010. Also, as of March 31, 2010, the Company had no assets and current liabilities of $3,053,020.

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

Stockholders' Equity

During the first quarter ended March 31, 2009, the Company issued 1,736,933 shares of common stock at market value of $60,108 as consideration of current and accrued consulting services.

Litigation

In 2006, John Leo, "lender" commenced action against the Company for outstanding obligations owed by the Company. A consent judgment was awarded to the lender for the sum of $200,000. This amount is included in accrued interest and notes payable. The Company had accrued interest in excess of the judgment. Excess accrued interest in the amount of $29,290 was recorded as a gain on settlement.

Management's Discussion and Analysis

When used in this Form 10-Q and in future filings by LD Holdings, Inc. (hereinafter "LD Holdings") with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "LD Holdings expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. LD Holdings has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

LD Holdings, Inc., (OTCBB: Symbol LDHL), has adopted a business model that seeks to capitalize on the massive transfer of generational assets as the "Baby-Boomer" generation transitions from the ownership of small businesses into retirement. The Baby-Boomer generation is represented by individuals born between 1946 and 1964. There are currently about 80 million Boomers in this age group.

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

The company plans to focus its efforts on becoming a "known buyer" of small companies that meet its acquisition criteria, which it intends to widely distribute to business sellers directly and to others on its websites. The 5-Year Plan is to accumulate at least 45 of these small companies and to slowly meld them into cohesive business units whenever possible. Using $10 million of revenues as an average, this will result in consolidated total revenues of $420 Million by the end of the five year plan.

The company's objective, through aggressive use of the Internet, is to put an outside investor base in place that shares the company's vision and objectives while the search for acquisitions is being conducted. The company will stress on its affiliated websites and in its investor information that it is looking for long-term investors who are willing to hold their positions for a year or more.

In our first full year of operations, the company plans to acquire at least 3 companies with $25 million sales and EBITDA of $2.5 million. At 15 X EBIT this would place a market capitalization of $37 million on the company. In order to accomplish its objectives, and as explained in this Business Plan, the company has developed a 5-Step Process.

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

Corporate Strategy

LD Holdings, Inc., (OTCBB: Symbol LDHL), has adopted a business model that seeks to capitalize on the massive transfer of generational assets as the "Baby-Boomer" generation transitions from the ownership of small businesses into retirement. The Baby-Boomer generation is represented by individuals born between 1946 (currently 62) and 1964 (currently 44). There are currently about 80 million Boomers in this age group.

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

The company plans to focus its efforts on becoming a "known buyer" of small companies that meet its acquisition criteria, which it intends to widely distribute to business sellers directly and to others on its websites. The 5-Year Plan is to accumulate at least 45 of these small companies and to slowly meld them into cohesive business units whenever possible. Using $10 million of revenues as an average, this will result in consolidated total revenues of $450 Million by the end of the five year plan.

The company's objective, through aggressive use of the Internet, is to put an outside investor base in place that shares the company's vision and objectives while the search for acquisitions is being conducted. The company will stress on its affiliated websites and in its investor information that it is looking for long-term investors who are willing to hold their positions for a year or more.

In the first full year of operations, the company plans to acquire several companies with $25 million sales and EBITDA of $2.5 million. At 15 X EBITDA this would place a market capitalization of $37 million on the company. In order to accomplish its objectives, and as explained in this Business Plan, the company has developed a 5-Step Process.

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

Three Months Ended March 31, 2010 and 2009

For the three months ended March 31, 2010 and 2009 LD Holdings had revenues of $15,000 and $15,000, respectfully. LD Holdings had a working capital shortage and did not emphasize current operations. Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan. The 2010 and 2009 revenue was generated from consulting services to a related party.

Because of the several acquisition opportunities available to LD Holdings, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the three months ended March 31, 2010 and 2009 LD Holdings incurred selling, general and administrative expenses of $67,551 and $170,257, respectively, of which $30,000 and $30,000 represents the fee for the services of John R. Ayling, Chairman and CEO. The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three months ended March 31, 2010 and 2009 of $52,549 and $155,257, respectively. Funding of these expenses was from short term loans from principal shareholders.

For the three months ended March 31, 2010 and 2009 LD Holdings incurred interest expense of $18,400 and $26,167, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment. The Company recorded a $29,290 gain from settlement of a past due note payable.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at March 31, 2010, of $3,060,520. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                LD Holdings, Inc.
Date:  May 11, 2010             /s/  John R. Ayling
                                -------------------
                                John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------