Form 10-Q
period 2010-06-30
LD HOLDINGS, INC.
filed 2010-08-16
CIK 1131089

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

                 FOR THE QUARTERLY PERIOD ENDED: June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 16, 2010 17,775,061 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Part 1. Financial Information

                        LD Holdings, Inc. & Subsidiaries
                      Consolidated Condensed Balance Sheets


                                                      June 30,      December 31
                                                       2010            2009
                                                    (Unaudited)
                                                   -------------   -------------

                  Assets


Current Assets
 Cash                                              $           -   $          -
                                                   -------------   -------------
 Total Assets                                      $           -   $          -
                                                   =============   =============

  Liabilities and Stockholders' Impairment

Current Liabilities
 Accounts payable and accrued expenses                 1,311,090      1,247,284
 Accrued interest payable                                169,937        195,951
 Accrued interest payable - related parties              319,028        285,498
 Promissory notes payable                                178,940        178,940
 Promissory notes payable - related parties            1,162,844      1,103,688
                                                   -------------   -------------
 Total Current Liabilities                             3,141,839      3,011,361
                                                   -------------   -------------

Stockholders' Impairment
 Common stock, par value $0.001;
  900,000,000 shares authorized
  17,775,061 (June 30, 2010) and
  16,575,061 (December 31, 2009)
  issued and outstanding                                  17,775         16,575
 Preferred stock, par value $0.001;
   974,156 shares issued and outstanding                   9,742          9,742
 Additional paid in capital                            4,046,935      4,038,535
Accumulated deficit                                   (7,216,291)    (7,076,213)
                                                   -------------   -------------
 Total Stockholders' Impairment                       (3,141,839)    (3,011,361)
                                                   -------------   -------------
 Total Liabilities and Stockholders'
  Impairment                                       $           -   $          -
                                                   =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                         Three Months Ended               Six Months Ended
                              June 30,                        June 30,
                         2010           2009            2010           2009
                     ---------------------------   -----------------------------

Net Sales -
 Related Party       $    15,000   $      15,000   $      30,000   $     30,500

Cost of Sales                  -               -               -              -
                     -----------   -------------   -------------   -------------

 Gross Profit             15,000          15,000          30,000         30,500

Selling, General &
 Administrative
  Expenses                95,143          40,029         162,692        210,787
                     -----------   -------------   -------------   -------------
Operating Loss           (80,143)        (25,029)       (132,692)      (180,287)

Other Income
 (Expense)
  Interest expense       (18,401)        (26,758)        (36,801)       (52,924)
  Gain from
    Settlement                 -               -          29,290              -
                     -----------   -------------   -------------   -------------
 Total Other Income
   (Expense)             (18,401)        (26,758)        ( 7,511)       (52,924)
                     -----------   -------------   -------------   -------------

 Net Loss            $   (98,544)  $     (51,787)  $    (140,203)  $   (233,211)
                     ===========   =============   =============   =============
 Loss per share,
  basic and diluted  $      (.01)  $        (.00)  $        (.01)  $       (.01)
                     ===========   =============   =============   =============
Weighted Average
 Common Shares
 Outstanding          17,208,028      16,575,061      16,893,293     16,024,227
                     ===========   =============   =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows


                                                            Six Months
                                                          Ended June 30,
                                                        2010           2009
                                                   -------------   -------------

Cash Flows From Operating Activities:
Net Loss                                           $    (140,203)  $   (233,211)
Adjustments to Reconcile Net Loss to
 Net Cash Used by Operating Activities
 Operating Activities:
  Gain from Settlement                                   (29,290)             -
  Shares issued for services                               9,600         60,108
Changes in Operating Assets and Liabilities
  Accounts payable and accrued expenses                   63,806         62,448
  Accrued interest payable                                 2,401         33,395
  Accrued interest payable - related parties              33,530         19,006
                                                   -------------   -------------

    Net Cash Provided (Used) by
    Operating Activities                                 (60,156)       (58,254)
                                                   -------------   -------------

Cash Flows From Financing Activities
  Proceeds from related party notes                       60,156         58,254
                                                   -------------   -------------

    Net Cash Provided (Used) by
    Financing Activities                                  60,156         58,254
                                                   -------------   -------------

Net Increase (decrease) in Cash and Equivalents                -              -

Cash and Equivalents at Beginning of Year                      -              -
                                                   -------------   -------------
Cash and Equivalents at End of Quarter             $           -   $          -
                                                   =============   =============

    Cash Paid for Income Taxes                     $           -   $          -
    Cash Paid for Interest                         $           -   $          -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

Revenue Recognition Policy

Revenue is recognized at the time the service is rendered.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $140,203 during the six months ended June 30, 2010. Also, as of June 30, 2010, the Company had no assets and current liabilities exceeded current assets by $3,141,839.

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

Stockholders' Equity

During the second quarter ending June 30, 2010 the Company issued 1,200,000 shares of common stock at market value of $9,600 as consideration of consulting services.

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

Current Business Operations

LD Holdings, Inc., (OTCBB: Symbol LDHL), is a Financial and Management Holding Company that has identified a significant business opportunity that will fill a void in the small business world. That void is the sale and transfer of businesses from one generation (the Baby Boomer) to the next.

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

Six Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010 and 2009 LD Holdings had revenues of $30,000 and $30,500 respectfully. Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan. The 2010 revenue was generated from consulting services.

Because of the several acquisition opportunities available to LD Holdings, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the six months ended June 30, 2010 and 2009 LD Holdings incurred selling, general and administrative expenses of $162,692 and $210,787 respectively, of which $60,000 represents the fee for the services of John R. Ayling, Chairman and CEO. The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the six months ended June 30, 2010 and 2009 of $140,203 and $233,211, respectively. Funding of these expenses was from short term loans from principal shareholders.

For the six months ended June 30, 2010 and 2009, LD Holdings incurred interest expense of $36,801 and $52,924, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at June 30, 2010, of $3,141,839. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Item 3. Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Item 4. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

LD Holdings filed an 8-K on May 20, 2010

Item 6. Exhibits

31.1 Rule 13a-14(a) Certification
32 Rule 13a-14(b) Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LD Holdings, Inc.
Date:  August 16, 2010              /s/  John R. Ayling
                                    ----------------------------------------
                                    John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------