Form 10-Q
period 2010-09-30
LD HOLDINGS, INC.
filed 2010-11-22
CIK 1131089

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

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 22, 2010, 18,275,061 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part 1. Financial Information

                        LD Holdings, Inc. & Subsidiaries
                     Consolidated Condensed Balance Sheets


                                                  September 30,    December 31,
                                                      2010             2009
                                                  -------------   --------------
                                                   (Unaudited)
                    Assets
Current Assets
  Cash                                            $           -   $           -
                                                  -------------   --------------
  Total Assets                                    $           -   $           -
                                                  =============   ==============

   Liabilities and Stockholders' Impairment

Current Liabilities
  Accounts payable and accrued expenses               1,346,146       1,247,284
  Accrued interest payable                              171,723         195,951
  Accrued interest payable - related parties            335,487         285,498
  Promissory notes payable                              178,940         178,940
  Promissory notes payable - related parties          1,180,939       1,103,688
                                                  -------------   --------------
  Total Current Liabilities                           3,213,235       3,011,361

Stockholders' Impairment
  Common stock, par value $0.001;
   900,000,000 shares authorized
   18,275,061 (September 30, 2010)
   16,575,061 (December 31, 2009)
   Issued and outstanding                                18,275          16,575
  Preferred stock, par value $0.001;
    974,156 shares issued and outstanding                 9,742           9,742
  Additional paid in capital                          4,051,935       4,038,535
Accumulated deficit                                  (7,293,187)     (7,076,213)
                                                  -------------   --------------
  Total Stockholders' Impairment                     (3,213,235)     (3,011,361)
                                                  -------------   --------------
  Total Liabilities and Stockholders'
   Impairment                                     $           -   $           -
                                                  =============   ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                       Three Months Ended                Nine Months Ended
                          September 30,                    September 30,
                 ------------------------------   ------------------------------
                      2010             2009           2010            2009
                 -------------   --------------   -------------   --------------

Net Sales        $      15,000   $       15,000   $      45,000   $      45,500

Cost of Services             -                -               -               -
                 -------------   --------------   -------------   --------------

 Gross Profit           15,000           15,000          45,000          45,500

Selling, General
 & Administrative
 Expenses               74,743           54,141         236,063         264,928
                 -------------   --------------   -------------   --------------
Operating Loss         (59,743)         (39,141)       (191,063)       (219,428)

Other Income
(Expense)
 Interest expense      (17,028)         (26,166)        (55,198)        (79,090)
 Gain on
   Settlement                -                -          29,287               -
                 -------------   --------------   -------------   --------------
 Total Other
 Income
  (Expense)            (17,028)         (26,166)        (25,911)        (79,090)
                 -------------   --------------   -------------   --------------

 Net Loss        $     (76,771)  $      (65,307)  $    (216,974)  $    (298,518)
                 =============   ==============   =============   ==============
Loss per share,
  basic and
  diluted        $        (.00)  $         (.00)  $        (.01)  $        (.02)
                 =============   ==============   =============   ==============

Weighted
 Average Common
 Shares
 Outstanding        18,008,757       16,575,061      17,269,200      16,214,943
                 =============   ==============   =============   ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                           Nine Months
                                                        Ended September 30,
                                                  ------------------------------
                                                       2010            2009
                                                  -------------   --------------
Cash Flows From Operating Activities:
Net Loss                                          $    (216,974)  $    (298,518)
Adjustments to Reconcile Net Loss to
 Net Cash Used by Operating Activities
 Operating Activities:
  Gain from Settlement                                  (29,287)              -
  Shares issued for services                             15,100          60,108
Changes in Operating Assets and Liabilities
  Accounts payable and accrued expenses                  98,862          88,460
  Accrued interest payable                                5,059          28,475
  Accrued interest payable - related parties             49,989          50,092
                                                  -------------   --------------

    Net Cash Used in Operating Activities               (77,251)        (71,383)
                                                  -------------   --------------

Cash Flows From Financing Activities
  Proceeds from related party notes                      77,251          81,383
                                                  -------------   --------------

    Net Cash Provided by Financing Activities            77,251          81,383
                                                  -------------   --------------

Net Increase in Cash and Equivalents                          -          10,000

Cash and Equivalents at Beginning of Period                   -               -
                                                  -------------   --------------
Cash and Equivalents at End of Period             $           -   $      10,000
                                                  =============   ==============

    Cash Paid for Income Taxes                    $           -   $           -
    Cash Paid for Interest                        $           -   $           -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

Revenue Recognition Policy

Revenue is recognized at the time the service is rendered.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 for accounts payable and accrued expenses approximate the fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable approximate their carrying value at the stated or discounted rate of the note to reflect recent market conditions.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $216,974 during the nine months ended September 30, 2010. Also, as of September 30, 2010, the Company had no assets and current liabilities exceeded current assets by $3,213,235. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans include raising additional funding from debt and equity transactions that will be used to make strategic acquisitions that should in turn create sales. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows. However, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STOCKHOLDERS' IMPAIRMENT

During the third quarter ending September 30, 2010 the Company issued 500,000 shares of common stock at market value of $5,500 as consideration of consulting services provided.

During the second quarter ending June 30, 2010 the Company issued 1,200,000 shares of common stock at market value of $9,600 as consideration of consulting services provided.

Litigation
----------

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

Item 2. Management's Discussion and Analysis

When used in this Form 10-Q and in future filings by LD Holdings, Inc. (hereinafter "LD Holdings" or LDHL") with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "LDHL expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. LD Holdings has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

In our first full year of operations, the company plans to acquire at least 3 companies with a combined $25 million sales and EBITDA of $2.5 million. At 15 X EBITDA this would place a market capitalization of $37 million on the company. In order to accomplish its objectives, and as explained in its Business Plan, the company has developed a 5-Step Process.

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

Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010 and 2009, LD Holdings had revenues of $45,000 and $45,500, respectfully. LD Holdings had a working capital shortage and did not emphasize current operations. Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan. The 2010 revenue was generated from consulting services.

Because of the several acquisition opportunities available to LD Holdings, the company has elected to devote all of its time and resources seeking financial partners for these acquisitions.

For the nine months ended September 30, 2010 and 2009, LD Holdings incurred selling, general and administrative expenses of $236,063 and $264,928 respectively, of which $90,000 and $90,000 represents the fee for the services of John R. Ayling, Chairman and CEO. The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the nine months ended September 30, 2010 and 2009 of $191,063 and $219,428, respectively. Funding of these expenses was from short term loans from principal shareholders.

For the nine months ended September 30, 2010 and 2009, LD Holdings incurred interest expense of $55,198 and $79,090, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at September 30, 2010, of $3,213,235. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Item 3.  Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Item 4. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

- LD Holdings filed an 8-K on May 20, 2010 (See 8-K Filing for more detail)

LD Holdings, Inc. anticipates over the next few weeks and months that the company will start to accelerate its business plan which is to fill a void in the sale and transfer of "Baby Boomer" aged businesses to the next generation of entrepreneurs. The void in the market place is companies between $2 - $20 million in sales and $.5 - $3 million in EBITDA. This segment is generally too large for individual investors to finance and too small to attract institutional financing.

The company's plan is to bring together businesses that are for sale, next generation entrepreneurial management and financing with a key element of financing being small Angel Investors from around the world. Collaborations, partnerships, reorganizations, spin-offs, joint ventures and other means will be used to enhance shareholder value.

Through its wholly-owned subsidiary, LD Financial, Inc., the company has started providing consulting services to corporate clients through its Business Services Division. This Division of LD Financial will initially target a tri-state area consisting of Ohio, Indiana and Michigan and has started generating revenue. Plans are to establish additional regional offices over the next 12 - 18 months.

LD Financials' Business Services Division's initial marketing efforts will focus on businesses that are in need of additional sales in this period of economic stress. Many of these programs are designed with a small monthly retainer and results-based compensation that is based on the incremental increase in sales achieved for the client. Additional consulting services include: business partnering or company sale, corporate financing and executive search, as well as general consulting services in terms of strategic corporate planning.

Another wholly-owned unit, is being launched with experienced management personnel and will source acquire and manage companies that operate in an underserved segment of the small business market. This segment is companies with sales between $2-20 million. It is LD Holdings goal to acquire 40-50 of these companies with an average $10 million in sales, over the next 5-7 years. These companies should be ramp able and scalable to drive organic growth after acquisition.

The initial business unit is anticipated to be a "Local" Diner Concept, which has proven successful over the last five years, located near the company's headquarters in Perrysburg, Ohio. The Diner Concept appeals to local repeat customers who are know on a first name basis and are greeted by attractive personable waitress staff and served consistent value-driven food items in generous portions. The atmosphere has a local, "what's happening around town" flavor. This sets the stage for the company to get its tentacles into the local community and has its loyal customer base as a source for finding businesses that are for sale. Some of these customers will also become shareholders in the parent company. It is anticipated the company will open or collaborate to have 10 -12 locations operating over a three state area (Ohio, Michigan, Indiana) over the next 12 - 18 months.

- LD Holdings filed an 8-K on August 20, 2010(See 8-K Filing for more detail)

On August 18, 2010, LD Holdings, Inc. (LDHL) entered into a Letter of Understanding to form and incorporate a new wholly-owned subsidiary, Balance Sheet Solutions, Inc. (BSS) as part of its financial services group. The Letter of Understanding provides LDHL with an experienced management team for this new subsidiary. Under the terms of the Letter of Understanding, LDHL is committed to provide start-up and working capital to BSS on an "as-needed basis". The Letter of Understanding also sets forth various performance-oriented criteria by which restricted stock may be issued to the management team in the future based upon profitability and the meeting of certain financial milestones and achievements.

BSS will provide businesses with financial solutions to maximize their assets and to minimize their liabilities. These solutions include, but are not limited to, commercial (business-to-business) debt negotiation, consulting services related to establishing and maintaining factoring, barter and customer collection.

BSS intends to establish its corporate offices in the Ft. Lauderdale, Florida metro area and to become operational in October, 2010. By the end of 2011, it plans to establish between 20 and 30 independent sales representatives in major markets comprising about 25% of the U.S. population. BSS business plan projects sales of about $3 million and an EBITDA of $750,000 for the year ending 2011. The representatives will concentrate their efforts to market the company's services to businesses with between $500,000 and $10,000,000 in annual sales.

This new subsidiary's business plan will compliment the business plan of LDHL, which is to help facilitate the transfer of "Baby Boomer" businesses in the $2-$20 million annual sales range to younger generations. Collaboration of business resources, lead generation and other business services will expand and leverage the footprint of LDHL.

- LD Holdings filed an 8-K on September 10, 2010(See 8-K Filing for more detail)

On September 7, 2010, Boomer's Diner, Inc., a Michigan corporation and wholly owned subsidiary of LD Holdings, Inc. (LDHL), signed a Letter of Intent to acquire the assets and lease the facilities of a former Johnny Rockets Restaurant in Monroe, Michigan.

The location is ideally suited for our Diner Model as an end cap of a commercial shopping center, with plenty of parking, on a main thorough fare and directly across the street from the world headquarters of a NYSE listed company.

The current restaurant layout is almost exactly the same as the Boomer Diner Model with about 3000 sq. feet and room for about a 140 seating capacity.

The company opened for business in October, 2010, and should reach full capacity by the year end 2010.

This is the first restaurant in the Boomer's Diner unit and is modeled after a "local" diner which has proven successful over the last six years, located near the Company's Headquarters in Perrysburg, Ohio.

The Diner appeals to local repeat customers who are know on a first name basis and are greeted by attractive personable waitress staff and served consistent value-driven food items in generous portions. The atmosphere has a local, "what's happening around town" flavor. This sets the stage for the company to get its tentacles into the local community and has its loyal customer base as a source for finding businesses that are for sale. It is anticipated that some of these customers will also become shareholders in the parent company. It is anticipated the company will open or collaborate to have 10 -12 locations operating over a three state area (Ohio, Michigan, Indiana) over the next 12 - 18 months.

Item 6. Exhibits

31.1 Rule 13a-14(a) Certification
32 Rule 13a-14(b) Certification


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LD Holdings, Inc.

Date:  November 22, 2009             /s/  John R. Ayling
                                    ----------------------------------------
                                    John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------