Form 10-K
period 2010-12-31
LD HOLDINGS, INC.
filed 2011-04-15
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of our common shares held by non-affiliates of the registrant on April 15, 2011 was approximately $360,330.

As of April 15, 2011, the Issuer had 19,525,061 common shares, $.001 par value, outstanding and 974,156 preferred shares, $.001 par value, outstanding.

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

Corporate Strategy

LD Holdings, Inc., (Symbol LDHL), has adopted a business model that seeks to capitalize on the massive transfer of generational assets as the “Baby-Boomer” generation transitions from the ownership of small businesses into retirement.  The Baby-Boomer generation is represented by almost 78 million individuals born between 1946 and 1964.  Over the next 20 years as these Baby-Boomers are retiring, there are going to be businesses worth trillions of dollars that need to be sold by this Boomer generation.

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

The company plans to focus its efforts on becoming a “known buyer” of small companies that meet its acquisition criteria, which it intends to widely distribute to business sellers directly and to others on its websites.  The 5-Year Plan is to accumulate at least 45 of these small companies and to slowly meld them into cohesive business units.  Using $8.33 million of revenues as an average in years 1 through 3, and $10 million of revenues as an average in years 4 and 5, will result in consolidated total revenues of $420 Million by the end of year 5.

The company also plans on entering into collaborations, affiliations, partnerships, etc., where there is a synergistic or economic benefit to the company.  The company may also enter into spin-off transactions that may become separate companies, where there is a benefit to the shareholders of LD Holdings, Inc.

The company’s objective, through aggressive use of the Internet, is to put an outside investor base in place that shares the company’s vision and objectives while the search for acquisitions is being conducted.  The company will stress on its affiliated websites and in its investor information that it is looking for long-term investors who are willing to hold their positions for a year or more.

In our first full year of operations, the company plans to acquire at least 3 companies with $25 million sales and EBIT of $2.5 million.   At 15 x EBIT, this would place a market capitalization of $37 million on the company.  In order to accomplish its objectives, and as explained in this Business Plan, the company has developed a 4-Step Process.

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

3*  Financial Services maintains a database of individuals with specific backgrounds and expertise that will be available for both acquisition evaluation and strategizing the post-acquisition business model for each potential acquisition candidate, once the financial aspects of the transaction are determined.  Particular attention will be given to developing relationships with those entrepreneurs and managers that want to perform in a results-driven environment, which has the associated incentives in place to create personal wealth for them and an above average return for the company’s stockholders.  What distinguishes these individuals is that they are self-motivated, looking for a rewarding opportunity and are willing to put in whatever time is needed.

4* Financial Services maintains an ongoing data base of investors that share the company’s vision and objectives.  The company is looking for long-term investors who are willing to hold their positions for a year or more for superior rates of return.  Investors that want to participate in ground floor investment opportunities that the company’s Business Model represents have a special wealth building vehicle available to them.  The company’s stock is thinly traded with a relatively small float.  This will allow the company to look for synergistic opportunities to combine one or more acquisition candidates.

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

The company opened for business in October, 2010, and is the first restaurant in the Boomer's Diner Business Plan which is modeled after a "local" diner which has proven successful over the last six years, located near the Company's Headquarters in Perrysburg, Ohio.

This sets the stage for the company to get its tentacles into the local community and have its loyal customer base as a source for finding businesses that are for sale, entrepreneur manager candidates and investors.  It is anticipated that some of these customers will also become shareholders in the parent company.  The plan is to open or collaborate to have 10 -12 locations operating over a three state area (Ohio, Michigan, Indiana) over the next 24 - 36 months.

Personnel

LD Holding's principal, John R. Ayling, Chairman and CEO, spent a material amount of time working on behalf of the Company during the year.  The company expects to hire from time to time, independent consultants and contractors during the stages of implementing our business plan. As the Company grows, it will develop a group of full time employees that will be supplemented with temporary labor.

Item 2. Description of Property

The Company's executive offices are located at 1070 Commerce Drive, Building II, Suite 303, Perrysburg, Ohio 43551.  The Company shares a portion of an office complex located at this address with Capital First Corporation, a shareholder of the Company. The Company currently pays rent of $2,500 under a sublease agreement with Capital First for this location.

Item 3. Legal

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDHL" since November, 2008. Prior to that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "LDTI". Set forth below are the high and low bid prices for the fiscal quarters, 2010. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2010	$ .03	$ .02
September 30, 2010	$ .02	$ .015
June 30, 2010	$ .02	$ .008
March 31, 2010	$ .006	$ .005

(b) Shareholders

On April 15, 2011, there were 165 holders of record of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities

The Company did not sell any securities during the 4th quarter of 2010 that were not registered under the Securities Act.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2010.

Item 6. Except for historical information, the Company's reports to the

Securities and Exchange Commission on Form 10-K and 10-Q and 8-K and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934.  Forward -looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements.  These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements.  The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2009 and 2010 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of LD Holdings, Inc.  All inter-company accounts and transactions have been eliminated in consolidation.

BALANCE SHEET

	2010	2009
Total assets	$42,019	$	- -
Current Liabilities	(3,380,005)		(3,011,361)
Long-term debt	-		-
Working capital	(3,350,774)		(3,011,361)
Shareholders' equity (deficit)	(3,337,986)		(3,011,361)

STATEMENT OF OPERATIONS

	For the years ended
	December 31,
	2010	2009
Total revenues	$148,413	$60,000
Cost of sales	(52,669)	-
Operating (loss)	(295,175)	$(284,108)
Net (loss)	(341,725)	(388,876)
Net loss per common share	-	(.02)
Number of shares used in Computing per share data	18,275,061	16,254,617

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2010 and 2009 LD Holdings had revenues of $148,413 and $60,000, respectfully.  LD Holdings had a working capital shortage throughout 2010 and did not emphasize current operations.  Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan.

LD Holdings gross margin was $95,744 and $60,000 in 2010 and 2009, respectively.  The 2010 and 2009 revenue of $45,000 and $60,000 respectively was generated from consulting services for a related entity, owned and operated by Management.  Additionally in 2010 the Company opened a family diner that generated 4th quarter revenue of $103,413.

During 2010, LD Holdings incurred general and administrative expenses of $390,919 compared to $344,108 in 2009.  The primary drivers were impairment expense, salaries and wages, rent, management fees, professional fees and consulting expenses for the change in general and administrative expenses.

The Company's net loss for 2010 was $341,725 compared to $388,876 in 2009.  The majority of the 2010 net loss stems from management fees, consulting fees, accounting and auditing fees and interest expense.  Funding of the company came from loans from LD Holdings' principal shareholder.

The Company had a loss for tax purposes in 2010 and 2009.  The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company can not determine when, if ever, it will be able to use the tax loss carry forwards.

Liquidity and Capital Resources

The Company has cash of $22,820 as of December 31, 2010.  The increase of cash was attributable to the operations of the Diner which open October 18, 2010.

LD Holdings had a working capital deficit of $3,402,825 at December 31, 2010.  More than half of the debts that produce the deficit are owed to shareholders.

LD Holdings will require additional capital to remedy its working capital deficit, as well as to implement its business plan.  We are currently seeking sources of capital, either from the sale of our securities or incurring of debt.  Without additional capital, LD Holdings will have to curtail its operations and it will not be able to implement its business plan.  LD Holdings does not have any arrangements with investment banking firms or institutional lenders, but is relying on the experience of its Chairman to establish relationships with sources of capital.  In the event that additional funding is not procured, possible outcomes to LD Holdings lack of liquidity include voluntary or involuntary bankruptcy filing, or voluntary liquidation of the company.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2010, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward.  The primary reason for the determination was our lack of certainty as to whether LDHL will carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2010.

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

We identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.  Management identified the following material weaknesses in our internal controls as of December 31, 2010 and December 31, 2009:

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

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

The Company has limited segregation of duties with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a material weakness in internal controls and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud.  As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

			Director
Name	Age	Position	Since
John R. Ayling	67	CEO and Director (Chairman of the Board)	2003

John R. Ayling -CEO and Chairman of the Board. John R. Ayling, 67, has been CEO of the Company since October of 2003.  Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm.  From 1983 to 1988, he served as a Vice President at Oberweis Securities.  From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker.  Mr. Ayling was a NASD or FINRA registered representative and held Series 7, 24 and 63 licenses.  From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division.  Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required during 2010 by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

In both 2010 and 2009, no officer or director received any cash compensation from the Company.

This table itemizes the compensation we paid to John Ayling, who served as our Chief Executive Officer during 2010.  There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2010 exceeded $100,000.

	Compensation
	Year	Mgmt Fee	Stock Grant
John Ayling	2010	$120,000	0
John Ayling	2009	$120,000	0

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the years ended December 31, 2010 and 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of December 31, 2010.

	Amount and
	Nature of
Name and Address	Beneficial	Percentage	Percentage
of Beneficial Owner(1)	Ownership(2)	of Common	of Preferred
John R. Ayling	2,161,847(3)	15.5%
	974,156		100.0%
All Officers and Directors As a Group	2,161,847(3)	15.5%
DABE Inc	1,028,410(3)	7.4%
Capital First Corporation, LLC	974,156		100.0%
Olympic Pools, Inc.	1,133,437	8.1%

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

During 2010 and 2009, the Company issued demand notes, net, in the amount of $0 and $0, respectively payable to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis.  Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral.  Mr. Ayling is the sole shareholder of DABE, Inc.

Item 14 Principal Accountant Fees and Services

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $24,000 and $20,500 to the Company for professional services rendered for the audit of our 2010 and 2009 financial statements and review of the financial statements included in our 10-Q filings for the first three quarters of 2010 and 2009.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2010 and 2009 for assurance and related services that are reasonably related to the performance of the 2010 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2010 and 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2010 and 2009 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

PART IV

Item 15. Exhibit List and Reports

(a) Financial Statements

 (b) Exhibits

		Incorporated By
Exhibit		Reference from	No. in
Number	Description	Document	Document
3.1	Certificate of Incorporation	A	3.1
3.2	Bylaws	A	3.2
4.1	Form of Common Stock Certificate	A	4.1
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

(c) Reports on Form 8-K. None.

Date: April 15, 2011	/s/ John R. Ayling
John R. Ayling, Chief
Executive Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LD HOLDINGS, INC.
 (Registrant)

Dated: April 15, 2011
By: /S/ John R. Ayling
Name: John R. Ayling
Title: Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ John R. Ayling	Chairman & CEO, Director	April 15, 2011
John R. Ayling

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Impairment

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LD Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LD Holdings, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LD Holdings, Inc. as of December 31, 2010 and 2009 and the results of its operations, changes in shareholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LD Holdings, Inc. will continue as a going concern.  As more fully described in the notes to the consolidated financial statements, the company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in the notes.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2011

LD Holdings, Inc.
Consolidated Balance Sheets

Assets
	December 31,
	2010	2009
Current Assets
Cash	$22,820	-
Inventory	6,411	-
Total Current Assets	29,231
Equipment, net of accumulated depreciation	12,788	-
Total Assets	$42,019	$-

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	1,408,298	1,247,284
Accrued interest payable	174,480	195,951
Accrued interest payable - related parties	352,150	285,498
Promissory notes payable	178,940	178,940
Promissory notes payable - related parties	1,266,137	1,103,688
Total Current Liabilities	3,380,005	3,011,361

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized 18,275,061 (2010) and 16,575,061 (2009) shares issued and outstanding, respectively	18,275	16,575
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,051,935	4,038,535
Accumulated deficit	(7,417,938)	(7,076,213)

Total Stockholders' Impairment	(3,337,986)	(3,011,361)

Total Liabilities and Stockholders' Impairment	$42,019	$-

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009

Net Sales - Related Party	$45,000	$60,000
Net Sales - Diner	103,413	-
Total Net Sales	148,413	60,000

Cost of Goods Sold	52,669	-

Gross Profit	95,744	60,000

Selling, General & Administrative Expenses	390,919	344,108

Operating Loss	(295,175)	(284,108)

Other Income (Expense)
Interest Expense	(75,837)	(104,968)
Gain on Debt Settlement	29,287	-

Total Other Income (Expense)	(46,550)	(104,968)

Net Loss	$(341,725)	$(388,876)

Loss Per Share, basic and diluted	$(.02)	$(.02)

Weighted Average Common Shares Outstanding	17,504,924	16,254,617

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Impairment
Years Ended December 31, 2010 and 2009

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Impairment
Balance,
January 1,
2009	14,838,128	$14,838	974,156	$9,742	$3,975,164	$(6,687,337)	$2,687,593

Shares issued
for services	1,736,933	1,737	-	-	63,371	-	65,108

Net loss, 2009	-	-	-	-	-	(388,876)	(388,876)

Balance,
December 31,
2009	16,575,061	$16,575	974,156	$9,742	$4,038,535	$(7,076,213)	$(3,011,361)

Shares issued
for service	1,700,000	1,700	-	-	13,400	-	15,100

Net loss, 2010						(341,725)	(341,725)

	18,275,061	$18,275	974,156	$9,742	$4,051,935	(7,417,938)	$(3,337,986)

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(341,725)	$(388,876)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	474	-
Shares issued for services	15,100	65,108
Gain from settlement	(29,287)
Changes in Operating Assets and Liabilities
Inventory	(6,411)	-
Accounts payable and accrued expenses	161,014	91,067
Accrued interest payable - related party notes	66,652	66,653
Accrued interest payable	7,816	37,881

Net Cash Used in Operating Activities	(126,367)	(128,167)

Cash Flows From Investing Activities
Purchase of equipment	(13,262)	-

Net Cash Used in Investing Activities	(13,262)	-

Cash Flows From Financing Activities:
Proceeds from notes payable-related party	162,449	128,167

Net Cash Provided by Financing Activities	162,449	128,167

Net Increase in Cash	22,820	-

Cash at Beginning of Year	-	-

Cash at End of Year	$22,820	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	-	-
Income taxes	-	-

The attached notes are an integral part of these consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

LD Holdings, Inc. (the Company), formerly Leisure Direct, Inc., was formed on January 1, 2000. The Company’s corporate offices are located in Perrysburg, Ohio.  In October 2010 the Company opened the first of a series of diners it plans to open in the Midwest.  The diners cater to the baby boomer generation with a family orientation.  Additionally, the Company performs business development consulting for a related entity.

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

Fair Value of Financial Instruments

The fair values of accounts payable and accrued expenses and other short-term obligations approximate their carrying values because of the short-term maturity of these financial instruments.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventories

Inventories are valued at the lower cost (first-in, first out) or market.  At December 31, 2010, inventories consisted of food and beverage associated with the diner valued at $6,411.

Property and Equipment

Amortizable and depreciable assets are reported at original cost less accumulate depreciation.  Amortization and depreciation is provided for in amounts sufficient to relate the cost of such assets to operations over their service lives by the straight-line method.  For federal income tax purposes, amortization and depreciation is computed using the accelerated cost recovery system and the modified accelerated cost recovery system.  The cost of assets sold or retired and the accumulated amortization or depreciation are removed from the accounts in the year of disposal and any gain or loss is included in operations.  Maintenance, repairs and minor improvements are charged to operations as incurred while betterments which substantially extend service lives are capitalized.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in the circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the Company determines the amount of the impairment by estimated the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  No impairment losses were recognized during the years ended December 31, 2010 and December 31, 2009.

Fair Value Measurements

The FASB issued ASC 820-10, Fair Value Measurement (“ASC 820-10”), which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions.  ASC 820-10 also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  ASC 820-10 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.

Revenue Recognition

The Company maintains its accounting records on the accrual basis of accounting.  Accordingly, revenues are recognized as income when the product or service has been sold or rendered.  Revenue is recognized at the time the service is rendered.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expenses for the year ended December 31, 2010 and December 31, 2009 were $2,646 and $0. respectively.

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

The Company adopted authoritative guidance relating to the accounting for  uncertainty in income taxes.  The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.  There are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2010 and 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. There were no common stock equivalents outstanding at December 31, 2010 and 2009.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred losses of $341,725 and $388,876 for the years ended December 31, 2010 and 2009, respectively.  Also, as of December 31, 2010, the Company had $22,820 in cash, and current liabilities exceeded its current assets by $3,350,774.  These factors all raise substantial doubt about the ability of the Company to continue as a going concern.  Due to these conditions, the auditors have issued a going concern note.

Management's plans include raising additional funding from debt and equity transactions that will be used for acquisitions that should in turn increase sales.  Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows; however, any results of the Company's plans cannot be assumed.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  PROPERTY AND EQUIPMENT

12/31/2010
Equipment & Fixtures	$5,237
Computer Equipment	8,025
13,262
Less accumulated depreciation	(474)
$12,788

Depreciation expense for the year ended December 31, 2010 was $474.

4.  RELATED PARTY TRANSACTIONS

Service revenue was derived from a related entity, through common ownership and management, for the years ended December 31, 2010 and 2009 in the amounts of $45,000 and $60,000, respectively

Notes payable - related parties at December 31, 2010 and 2009 consist of the following:

	2010	2009

Notes payable - DABE, Inc. - with interest accruing at 10% per annum and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO of LD Holdings, Inc is the sole shareholder
of DABE, Inc.	$343,652	$343,652

Note payable - Capital First Management, Inc. - secured, and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of Capital
First Management, Inc.	603,559	441,110

Notes payable – former president. The former president has advanced $290,000 with various notes bearing interest at 12%.	290,000	290,000

Notes payable - OPI, PCPI; OMC and LD LLC - non-interest bearing and due on demand. John Ayling, the CEO of Leisure Direct, Inc., is
the sole member of OPI & PCPI.	28,926	28,926

	$1,266,137	$1,103,688

5.  PROMISSORY NOTES PAYABLE

Notes payable at December 31, 2010 and 2009 consist of the following:

	2010	2009

Notes payable - $100,000 bearing interest at 30% due March 9, 2006. The loan is currently in default.	$100,000	$100,000

Note payable - unsecured bearing interest at 6%. Payment was due March 24, 2008 in full plus unpaid interest. The note is currently in default.	15,000	15,000

Notes payable - Bank - line of credit of $25,000 bearing interest at prime plus 6 1/2%. The loan is currently in default.	11,897	11,897

Notes payable - Individuals at 10% - 12% Notes are currently in default.	52,043	52,043

	$178,940	$178,940

6.  Stockholders’ Impairment

On May 13, 2010 the company issued 1,700,000 shares valued at $15,100 in exchange for consulting services.

7. INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2010	2009

Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
Effective tax rates	-%	-%

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes.  The primary differences result from recognition of net operating loss carry forwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

	December 31,
	2010	2009

Deferred tax asset, non-current	$2,837,371	$2,634,916
Total valuation allowance recognized for deferred taxes	(2,837,371)	(2,634,916)
Net deferred tax asset	$-	$-

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

The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

	Federal	State
Available Through
2020	$413,465	$413,465
2021	262,952	262,952
2022	121,232	121,232
2023	127,017	127,017
2024	3,020,391	3,020,391
2025	1,014,436	1,014,436
2026	1,064,000	1,064,000
2027	406,645	406,645
2028	274,414	274,414
2029	388,876	388,876
2030	341,725	341,725
Total	$7,435,153	$7,435,153

8.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense for the years ended December 31, 2010 and 2009 was $30,000 each year.

The Company entered into a sublease agreement with an unrelated Limited Liability Company effective October 18, 2010.  The agreement was for a term of three months and month to month thereafter on the rent commencement date at a rate of $5,000 per month inclusive of minimum monthly combined area maintenance charges.  Rent expense was $12,198 and $0 for the years ended December 31, 2010 and 2009, respectively.

The Company, under a separate asset acknowledgement, the tenant and landlord agree that certain restaurant equipment used in the day to day operations of the tenant are the property of the Landlord.  Until such time that the Landlord is able to obtain clear and unencumbered title to said equipment the tenant will lease the equipment for $1,250 per month.  Once equipment is clear and unencumbered the Company agreed to purchase the equipment in exchange for convertible note payable of $200,000.  Note is due three years after purchase date and convertible into common stock at a fixed rate of $0.20/share.  Rent expense charged to operations was $3,064 in 2010.

9.  LITIGATION

In 2006, a note holder commenced action against the Company for outstanding obligations owed by the Company.  In 2009, a consent judgment was awarded to lender against the Company for the sum of $200,000.  This amount was included in accrued interest and notes payable as of December 31, 2010 and 2009, with no additional interest to be charged.  In 2010, Company recorded gain from debt settlement in the amount of $29,287.

10. SUBSEQUENT EVENTS

On January 3, 2011 the Company issued 1,250,000 shares in exchange for current and future rent at Boomer’s Diner, Inc.