Form 10-Q
period 2011-03-31
LD HOLDINGS, INC.
filed 2011-05-23
CIK 1131089

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

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 23 2011 19,525,061 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Part 1. Financial Information

                               LD Holdings, Inc.
                          Consolidated Balance Sheets


                                                   March 31,      December 31,
                                                     2011            2010
                                                --------------   ---------------
                     Assets

Current Assets
  Cash                                          $       23,701   $       22,820
  Inventory                                              6,559            6,411
                                                --------------   ---------------
   Total Current Assets                                 30,260
                                                                         29,231
  Equipment, net of accumulated depreciation            12,427           12,788
                                                --------------   ---------------
Total Assets                                    $       42,687   $       42,019
                                                ==============   ===============

  Liabilities and Stockholder's Impairment

Current Liabilities
 Accounts payable and accrued expenses               1,448,865        1,408,298
 Accrued interest payable                              176,434          174,480
 Accrued interest payable - related parties            368,813          352,150
 Promissory notes payable                              178,940          178,940
 Promissory notes payable - related parties          1,332,308        1,266,137
                                                --------------   ---------------
Total Current Liabilities                            3,505,360        3,380,005
                                                --------------   ---------------

Stockholders' Impairment
Common stock, par value $0.001;
  900,000,000 shares authorized
  19,525,061 (2011) and 18,275,061
 (2010) shares issued and
  outstanding, respectively                             19,525           18,275
Preferred stock, par value $0.001;
  10,000,000 shares authorized 974,156
  shares issued and outstanding                          9,742            9,742
Additional paid in capital                           4,069,435        4,051,935
Accumulated deficit                                 (7,561,375)      (7,417,938)
                                                --------------   ---------------

Total Stockholders' Impairment                      (3,462,673)      (3,337,986)
                                                --------------   ---------------

Total Liabilities and Stockholders' Impairment  $       42,687   $       42,019
                                                ==============   ===============


                    The attached notes are an integral part
                  of these consolidated financial statements.

                               LD Holdings, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                      2011            2010
                                                --------------   ---------------

Net Sales - Related Party                       $            -   $       15,000
Net Sales                                              107,572                -
                                                --------------   ---------------
Total Net Sales                                        107,572           15,000

Cost of Goods Sold                                      51,336                -
                                                --------------   ---------------

   Gross Profit                                         56,236           15,000

Selling, General & Administrative Expenses             181,056           67,549
                                                --------------   ---------------

   Operating Loss                                     (124,820)         (52,549)

Other Income (Expense)
   Interest Expense                                    (18,617)         (18,400)
   Gain on Debt Settlement                                   -           29,290
                                                --------------   ---------------

    Total Other Income (Expense)                       (18,617)         (10,890)
                                                --------------   ---------------

Net Loss                                        $     (143,437)  $      (41,659)
                                                ==============   ===============

Loss Per Share, basic and diluted               $         (.01)  $         (.00)
                                                ==============   ===============

Weighted Average Common Shares Outstanding          19,497,283        16,575,061
                                                ==============   ===============


                    The attached notes are an integral part
                  of these consolidated financial statements.

                               LD Holdings, Inc.
                     Consolidated Statements of Cash Flows


                                                      Three Months Ended
                                                          March 31,
                                                      2011            2010
                                                --------------   ---------------

Cash Flows From Operating Activities:
Net Loss                                        $     (143,437)  $      (41,659)
Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
  Depreciation                                             361                -

  Shares issued for services                            18,750                -

  Gain from settlement                                       -          (29,290)
Changes in Operating Assets and Liabilities
  Inventory                                               (148)               -
  Accounts payable and accrued expenses                 40,567           32,663
  Accrued interest payable - related party
    notes                                               16,663           16,442
  Accrued interest payable                               1,954            1,958
                                                --------------   ---------------

   Net Cash Used in Operating Activities               (65,292)         (19,886)
                                                --------------   ---------------

Cash Flows From Financing Activities:
  Proceeds from notes payable-related party             66,171           19,886
                                                --------------   ---------------

   Net Cash Provided by Financing Activities            66,171           19,886
                                                --------------   ---------------

Net Increase in Cash                                       881                -

Cash at Beginning of Year                               22,820                -
                                                --------------   ---------------

Cash at End of Year                             $       23,701   $            -
                                                ==============   ===============

 Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for:
    Interest                                                 -                -
                                                --------------   ---------------
    Income taxes                                             -                -
                                                --------------   ---------------


                    The attached notes are an integral part
                  of these consolidated financial statements.

Nature of Organization

LD Holdings, Inc. (the Company), formerly Leisure Direct, Inc., was formed on January 1, 2000. The Company's corporate offices are located in Perrysburg, Ohio. In October 2010 the Company opened the first of a series of diners it plans to open in the Midwest. The diners cater to the baby boomer generation with a family orientation. Additionally, the Company performs business development consulting for a related entity.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $143,437 during the three months ended March 31, 2011. Also, as of March 31, 2011, the Company had $23,701 in cash, and current liabilities exceeded its current assets by $3,475,100.

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

3. Stockholders' Equity

During the first quarter ended March 31, 2011, the Company issued 1,250,000 shares of common stock at market value of $18,750 as consideration of current and accrued rent.

4. Commitments and contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis. Rent expense for the quarter ended March 31, 2011 and 2010 was $7,500 each quarter.

The Company entered into a sublease agreement with an unrelated Limited Liability Company effective October 18, 2010. The agreement was for a term of three months and month to month thereafter on the rent commencement date at a rate of $5,000 per month inclusive of minimum monthly combined area maintenance charges. Rent expense was $15,000 and $0 for the quarter ended March 31, 2011 and 2010, respectively.

The Company under a separate asset acknowledgement the tenant and landlord agree that certain restaurant equipment used in the day to day operations of the tenant are the property of the Landlord. Until such time that the Landlord is able to obtain clear and unencumbered title to said equipment the tenant will lease the equipment for $1,250 per month. Rent expense charged to operations was $3,555 in 2011 and $0 in 2010.

5.  Litigation

In 2006, a note holder commenced action against the Company for outstanding obligations owed by the Company. In 2009, a consent judgment was awarded to the lender for the sum of $200,000. This amount is included in accrued interest and notes payable as of March 31, 2011 and December 31, 2010, with no additional interest to be charged. In 2010, the Company recorded gain from debt settlement in the amount of $29,287.

Management's Discussion and Analysis
------------------------------------

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

      - Because of its limited operating history, LD Holdings has little historical financial data on which to base its plans for future operations. Management will have to budget capital investment and expenses based, in large part, on its expectation of future revenues. If those expectations are not met, LD Holdings Inc. may exhaust its capital resources before it achieves operational stability.

Corporate Strategy

LD Holdings, Inc., (OTCBB: Symbol LDHL), has adopted a business model that seeks to capitalize on the massive transfer of generational assets as the "Baby-Boomer" generation transitions from the ownership of small businesses into retirement. The Baby-Boomer generation is represented by almost 78 million individuals born between 1946 and 1964. Over the next 20 years, as these Baby-Boomers are retiring, there are going to be businesses worth trillions of dollars that need to be sold by this Boomer generation.

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

The company plans to focus its efforts on becoming a "known buyer" of small companies that meet its acquisition criteria, which it intends to widely distribute to business sellers directly and to others on its websites. The 5-Year Plan is to accumulate at least 45 of these small companies and to slowly meld them into cohesive business units. Using $8.33 million of revenues as an average in years 1 through 3 and $10 million of revenues as an average in years 4 and 5, will result in consolidated total revenues of $420 Million by the end of year 5.

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

      LD Holdings, Inc., as a Financial and Management Holding Company, will take advantage of this opportunity with its two operating divisions under the parent holding company. These divisions are the Financial Services Division (LDFinancial, Inc.) and the Operating Division that will manage the portfolio companies in which LD Holdings, Inc. will have varying percentages of ownership.

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

On September 7, 2010, Boomer's Diner, Inc., a Michigan corporation and wholly owned subsidiary of LD Holdings, Inc. (LDHL), signed a Letter of Intent to acquire the assets and lease the facilities of a former Johnny Rockets Restaurant in Monroe, Michigan. The location is ideally suited for our Diner Model as an end cap of a commercial shopping center, with plenty of parking and on a main thorough fare.

This new subsidiary's business plan compliments the business plan of LDHL, which is to help facilitate the transfer of "Baby Boomer" businesses in the $2-$20 million annual sales range to younger generations. Collaboration of business resources, lead generation and other business services will expand and leverage the footprint of LDHL.

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

Three Months Ended March 31, 2011 and 2010

For the three months ended March 31, 2011 and 2010 LD Holdings had revenues of $107,572 and $15,000, respectfully. LD Holdings had a working capital shortage and did not emphasize current operations. Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan.

For the three months ended March 31, 2011 and 2010 LD Holdings incurred selling, general and administrative expenses of $181,056 and $67,549, respectively, of which $30,000 and $30,000 represents the fee for the services of John R. Ayling, Chairman and CEO. The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three months ended March 31, 2011 and 2010 of $124,820 and $52,549, respectively. Funding of these expenses was from short term loans from principal shareholders.

For the three months ended March 31, 2011 and 2010 LD Holdings incurred interest expense of $18,617 and $18,400, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at March 31, 2011, of $3,475,100. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2011 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Subsequent Events

On April 14, 2011, Boomers Diner, Inc. was issued Articles of Incorporation as an Ohio corporation and is in process of opening a Boomers Diner in Toledo, Ohio. The Diner should be open in the 2nd or 3rd quarter of 2011.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 3, 2011 the Company issued 1,250,000 shares in exchange for current and future rent at Boomer's Diner, Inc.

Item 6. Exhibits

31.1      Rule 13a-14(a) Certification

32        Rule 13a-14(b) Certification


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LD Holdings, Inc.

Date:  May 23, 2011             /s/  John R. Ayling
                                -------------------
                                John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------