Form 10-Q
period 2011-06-30
LD HOLDINGS, INC.
filed 2011-08-19
CIK 1131089

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 19, 2011 19,525,061 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Part 1. Financial Information

                        LD Holdings, Inc. & Subsidiaries
                          Consolidated Balance Sheets


                                                   June 30,        December 31,
                                                     2011             2010
                                                --------------   ---------------
                     Assets

Current Assets
  Cash                                          $       12,276   $       22,820
  Inventory                                              6,428            6,411
                                                --------------   ---------------
   Total Current Assets                                 18,704           29,231

  Equipment, net of accumulated depreciation            22,297           12,788
                                                --------------   ---------------
Total Assets                                    $       41,001   $       42,019
                                                ==============   ===============

  Liabilities and Stockholder's Impairment

Current Liabilities
 Accounts payable and accrued expenses               1,537,665        1,408,298
 Accrued interest payable                              178,388          174,480
 Accrued interest payable - related parties            385,476          352,150
 Promissory notes payable                              178,940          178,940
 Promissory notes payable - related parties          1,391,508        1,266,137
                                                --------------   ---------------
Total Current Liabilities                            3,671,977        3,380,005
                                                --------------   ---------------

Stockholders' Impairment
Common stock, par value $0.001;
900,000,000 shares authorized
19,525,061 (June 30, 2011) and
18,275,061 (December 31, 2010)
shares issued and outstanding,
respectively                                            19,525           18,275
Preferred stock, par value $0.001;
10,000,000 shares authorized 974,156
shares issued and outstanding                            9,742            9,742
Additional paid in capital                           4,069,435        4,051,935
Accumulated deficit                                 (7,729,678)      (7,417,938)
                                                --------------   ---------------

Total Stockholders' Impairment                      (3,630,976)      (3,337,986)
                                                --------------   ---------------

Total Liabilities and Stockholders' Impairment  $       41,001   $       42,019
                                                ==============   ===============


                    The attached notes are an integral part
                  of these consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                          Three Months Ended              Six Months Ended
                               June 30,                       June 30,
                          2011           2010            2011           2010
                     ---------------------------   -----------------------------
Sales -
 Related Party       $         -   $      15,000   $           -   $     30,000
 Sales                   107,230              -         214,802              -

Cost of Sales             44,317               -          95,801              -
                     -----------   -------------   -------------   -------------

 Gross Profit             62,913          15,000         119,001         30,000

Selling, General &
 Administrative
  Expenses               212,816          95,143         393,508        162,692
                     -----------   -------------   -------------   -------------
Operating Loss          (149,903)        (80,143)       (274,507)      (132,692)

Other Income
 (Expense)
  Interest expense       (18,400)        (18,401)        (37,233)       (36,801)
  Gain from
    Settlement                 -               -               -         29,290
                     -----------   -------------   -------------   -------------
 Total Other Income
   (Expense)             (18,400)        (18,401)        (37,233)       ( 7,511)
                     -----------   -------------   -------------   -------------

 Net Loss            $  (168,303)  $     (98,544)  $    (311,740)  $   (140,203)
                     ===========   =============   =============   =============
 Loss per share,
  basic and diluted  $      (.01)  $        (.01)  $        (.02)  $       (.01)
                     ===========   =============   =============   =============
Weighted Average
 Common Shares
 Outstanding          19,525,061      17,208,028      19,403,376     16,893,293
                     ===========   =============   =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LD Holdings, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows

                                                          Six Months
                                                        Ended June 30,
                                                     2011             2010
                                                --------------   ---------------

Cash Flows From Operating Activities:
Net Loss                                        $     (311,740)  $     (140,203)
Adjustments to Reconcile Net Loss to
 Net Cash Used by Operating Activities
 Operating Activities:
  Depreciation                                             835                -
  Shares issued for services                            18,750            9,600
  Gain from Settlement                                       -          (29,290)

Changes in Operating Assets and Liabilities
  Inventory                                                (17)               -
  Accounts payable and accrued expenses                129,367           63,806
  Accrued interest payable                               3,908            2,401
  Accrued interest payable - related parties            33,326           33,530
                                                --------------   ---------------
    Net Cash (Used) in
    Operating Activities                              (125,571)         (60,156)
                                                --------------   ---------------

Cash Flows From Investing Activities
  Purchase of equipment                                (10,344)               -
                                                --------------   ---------------

    Net Cash (Used) in Investing Activities            (10,344)               -
                                                --------------   ---------------

Cash Flows From Financing Activities
  Proceeds from related party notes                    125,371           60,156
                                                --------------   ---------------

    Net Cash Provided by
    Financing Activities                               125,371           60,156
                                                --------------   ---------------

Net (Decrease) in Cash and Equivalents                 (10,544)               -

Cash and Equivalents at Beginning of Year               22,820                -
                                                --------------   ---------------
Cash and Equivalents at End of Quarter          $       12,276   $            -
                                                ==============   ===============

    Cash Paid for Income Taxes                  $            -   $           -
    Cash Paid for Interest                      $            -   $           -



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

On April 14, 2011, Boomers Diner, Inc. was issued Articles of Incorporation as an Ohio corporation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Subsequent Events

On July 29, 2011, 1,500,000 shares of stock valued at $31,500 were issued for services.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $311,740 during the six months ended June 30, 2011. Also, as of June 30, 2011, the Company had current assets of $18,704 and current liabilities of $3,671,977.

Management's plans include raising additional funding from debt and equity transactions that will be used for acquisitions that should in turn create sales. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows; however, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STOCKHOLDERS' IMPAIRMENT

Stockholders' Equity

During the first quarter ended March 31, 2011, the Company issued 1,736,933 shares of common stock at market value of $18,750 as consideration of current and accrued consulting services.

Commitments and Contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis. Rent expense for the six months ended June 30, 2011 and 2010 was $15,000 each period.

The Company entered into a sublease agreement with an unrelated Limited Liability Company effective October 18, 2010. The agreement was for a term of three months and month to month thereafter on the rent commencement date at a rate of $5,000 per month exclusive of minimum monthly combined area maintenance charges. Rent expense was $14,415 and $0 for the three months and $29,219 and $0 for the six months ended June 30, 2011 and 2010, respectively. This amount has been accrued on the books of the company.

The Company, under a separate asset acknowledgement, the tenant and landlord agree that certain restaurant equipment used in the day to day operations of the tenant are the property of the Landlord. Until such time that the Landlord is able to obtain clear and unencumbered title to said equipment the tenant will lease the equipment for $1,250 per month. Once equipment is clear and unencumbered the Company agreed to purchase the equipment in exchange for convertible note payable of $200,000. Note is due three years after purchase date and convertible into common stock at a fixed rate of $20.20/share. Rent expense charged to operations was $3,750 and $0 for the three months and $7,500 and $0 for the six months ended June 30, 2011 and 2010, respectively. This amount has been accrued on the books of the company.

Litigation

In 2006, a note holder commenced action against the Company for outstanding obligations owed by the Company. In 2009, a consent judgment was awarded to the lender for the sum of $200,000. This amount is included in accrued interest and notes payable as of June 30, 2011 and 2010. In 2010, the Company recorded gain from debt settlement in the amount of $29,287.

Management's Discussion and Analysis

When used in this Form 10-Q and in future filings by LD Holdings, Inc. hereinafter "LD Holdings") with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "LD Holdings expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. LD Holdings has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

The company's plans are to acquire at least 3 companies with $25 million sales and EBIT of $2.5 million in the next year. At 15 X EBIT this would place a market capitalization of $37 million on the company. In order to accomplish its objectives, and as explained in this Business Plan, the company has developed a 4-Step Process.

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

Three and Six Months Ended June 30, 2011 and 2010

For the three and six months ended June 30, 2011 and 2010 LD Holdings had revenues of $107,230 and $214,802 and $15,000 and $30,000, respectfully. LD Holdings had a working capital shortage and did not emphasize current operations. The significant change in revenue are due to the diner that opened in October 2010 compared to related party income from other services in 2010. Management has elected to devote all of it's time seeking financing partners to further implement its Business Plan.

For the three and six months ended June 30, 2011 and 2010 cost of sale on diner revenue was $44,317 and $95,801 for 2011 and $0 and $0 for 2010. For the three and six months ended June 30, 2011 and 2010 LD Holdings incurred selling, general and administrative expenses of $212,816 and $393,508 and $95,143 $162,692, respectively, of which $30,000 and $60,000 and $30,000 and $60,000 represents the fee for the services of John R. Ayling, Chairman and CEO. Other significant selling, general and administrative include salaries and wages of $56,508 and $113,701 for 2011 and $0 for 2010. Rent expense of $29,717 and
$56,489 for 2011 and $7,500 and $15,000 for 2010. The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three and six months ended June 30, 2011 and 2010 of $168,303 and $311,740 and $98,544 and $140,203,respectively.
Funding of these expenses was from short term loans from principal shareholders.

For the three and six months ended June 30, 2011 and 2010 LD Holdings incurred interest expense of $18,400 and $37,233 and $18,401 and $36,801, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment. The Company recorded a $29,290 gain from settlement of a past due note payable in the six month period ended June 30, 2010.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at June 30, 2011, of $3,653,273. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2011 was made under the supervision of John R. Ayling, the chief executive officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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


Item 6. Exhibits

31.1      Rule 13a-14(a) Certification

32        Rule 13a-14(b) Certification

101.ins   XBRL Instance

101.xsd   XBRL Schema

101.cal   XBRL Calculation

101.def   XBRL Definition

101.lab   XBRL Label

101.pre   XBRL Presentation


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LD Holdings, Inc.
Date:  August 19, 2011             /s/  John R. Ayling
                                -------------------
                                John R. Ayling, Chief Executive Officer

--------------------------------------------------------------------------------