Form 10-Q
period 2011-09-30
LD HOLDINGS, INC.
filed 2011-11-21
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 17, 2011, 21,025,061 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Part 1. Financial Information

LD Holdings, Inc. & Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
Assets

Current Assets
Cash	$-	$22,820
Inventory	2,434	6,411
Total Current Assets	2,434	29,231
Equipment, net of accumulated depreciation	24,384	12,788
Total Assets	$26,818	$42,019

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,598,427	$1,408,298
Accrued interest payable	180,341	174,480
Accrued interest payable - related parties	402,139	352,150
Promissory notes payable	178,940	178,940
Promissory notes payable - related parties	1,423,347	1,266,137

Total Current Liabilities	3,783,194	3,380,005

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized 21,025,061 (September 30, 2011) and 18,275,061(December 31, 2010) shares issued and outstanding, respectively	21,025	18,275
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,099,435	4,051,935
Accumulated deficit	(7,886,578)	(7,417,938)

Total Stockholders' Impairment	(3,756,376)	(3,337,986)

Total Liabilities and Stockholders' Impairment	$26,818	$42,019

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc. & Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Sales -
Related Party	$-	$15,000	$-	$45,000
Net Sales	67,393	-	282,195	-

Cost of Sales	34,096	-	129,897	-

Gross Profit	33,297	15,000	152,298	45,000

Selling, General &
Administrative Expenses	171,479	74,743	564,987	236,063
Operating Loss	(138,182)	(59,743)	(412,689)	(191,063)

Other Income (Expense)
Interest expense	(18,718)	(17,028)	(55,951)	(55,198)
Gain from Settlement	-	-	-	29,287

Total Other Income (Expense)	(18,718)	(17,028)	(55,951)	(25,911)

Net Loss	$(156,900)	$(76,771)	$(468,640)	$(216,974)
Loss per share, basic and diluted	$(0.01)	$-	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding	20,340,006	18,008,757	19,867,552	17,269,200

The accompanying notes are an integral part of these consolidated financial statements.

LD Holdings, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months
	Ended September 30,
	2011	2010

Cash Flows From Operating Activities:
Net Loss	$(468,640)	$(216,974)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	1,253	-
Shares issued for services	50,250	15,100
Gain from Settlement	-	(29,287)

Changes in Operating Assets and Liabilities
Inventory	3,977	-
Accounts payable and accrued expenses	190,129	98,862
Accrued interest payable	5,861	5,059
Accrued interest payable - related parties	49,989	49,989
Net Cash (Used) in Operating Activities	(167,181)	(77,251)

Cash Flows From Investing Activities
Purchase of equipment	(12,849)	-

Net Cash (Used) in Investing Activities	(12,849)	-

Cash Flows From Financing Activities
Proceeds from related party notes	157,210	77,251

Net Cash Provided by Financing Activities	157,210	77,251

Net (Decrease) in Cash and Equivalents	(22,820)	-

Cash and Equivalents at Beginning of Year	22,820	-
Cash and Equivalents at End of Quarter	$-	$-

Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

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

On August 28, 2011, Boomers Diner, Inc., a Michigan corporation, closed its Diner in Monroe, Michigan and on October 17, 2011, Boomers Diner, Inc., an Ohio corporation, opened a Diner in Toledo, Ohio.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $468,640 during the nine months ended September 30, 2011. Also, as of September 30, 2011, the Company had current assets of $2,434 and current liabilities of $3,783,194.

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

During the third quarter ended September 30, 2011, the Company issued 1,500,000 shares of common stock at market value of $31,500 as consideration of current and accrued consulting services.

Commitments and Contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense for the nine months ended September 30, 2011 and 2010 was $22,500 each period.

The Company entered into a sublease agreement with an unrelated Limited Liability Company effective October 18, 2010.  The agreement was for a term of three months and month to month thereafter on the rent commencement date at a rate of $5,000 per month exclusive of minimum monthly combined area maintenance charges.  Rent expense was $14,415 and $0 for the three months and $43,634 and $0 for the nine months ended September 30, 2011 and 2010, respectively.  This amount has been accrued on the books of the company.  The lease and commitment terminated August 31, 2011.

The Company, under a separate asset acknowledgement, the tenant and landlord agree that certain restaurant equipment used in the day to day operations of the tenant are the property of the Landlord.  Until such time that the Landlord is able to obtain clear and unencumbered title to said equipment the tenant will lease the equipment for $1,250 per month.  Once equipment is clear and unencumbered the Company agreed to release the equipment in exchange for convertible note payable of $200,000.  Note is due three years after purchase date and convertible into common stock at a fixed rate of $20.20/share.  Rent expense charged to operations was $3,750 and $0 for the three months and $11,250 and $0 for the nine months ended September 30, 2011 and 2010, respectively.  This amount has been accrued on the books of the company.  This was terminated August 31, 2011.

Litigation

In 2006, a note holder commenced action against the Company for outstanding obligations owed by the Company. In 2009, a consent judgment was awarded to the lender for the sum of $200,000. This amount is included in accrued interest and notes payable as of December 31,2010 and 2009, with no additional interest to be charged.  In 2010, the Company recorded gain from debt settlement in the amount of $29,287.

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

On September 7, 2010, Boomer's Diner, Inc., a Michigan corporation and wholly owned subsidiary of LD Holdings, Inc. (LDHL), signed a Letter of Intent to acquire the assets and lease the facilities of a former Johnny Rockets Restaurant in Monroe, Michigan.  The location is ideally suited for our Diner Model as an end cap of a commercial shopping center, with plenty of parking and on a main thorough fare. This location closed August 31, 2011.

This new subsidiary's business plan compliments the business plan of LDHL, which is to help facilitate the transfer of "Baby Boomer" businesses in the $2-$20 million annual sales range to younger generations.  Collaboration of business resources, lead generation and other business services will expand and leverage the footprint of LDHL.

The company opened for business in October, 2010, and is the first restaurant in the Boomer's Diner Business Plan which is modeled after a "local" diner which has proven successful over the last six years, located near the Company's Headquarters in Perrysburg, Ohio.  On August 28, 2011, the company closed its diner located in Monroe, Michigan, and on October 17, 2011, the company opened a diner in Toldeo, Ohio.

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

Three and Nine Months Ended September 30, 2011 and 2010

For the three and nine months ended September 30, 2011 and 2010 LD Holdings had revenues of $67,393 and $282,195 and $15,000 and $45,000, respectfully. LD Holdings had a working capital shortage and did not emphasize current operations. The significant change in revenue is due to the diner that opened in October 2010 compared to related party income from other services in 2010.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three and nine months ended September 30, 2011 and 2010 cost of sale on diner revenue was $34,096 and $129,897 for 2011 and $0 and $0 for 2010.

For the three and nine months ended September 30, 2011 and 2010 LD Holdings incurred selling, general and administrative expenses of $171,479 and $564,987 and $74,743 and $236,063, respectively, of which $30,000 and $90,000 and $30,000 and $90,000 represents the fee for the services of John R. Ayling, Chairman and CEO. Other significant selling, general and administrative include salaries and wages of $56,498 and $170,199 for 2011 and $0 for 2010. Rent expense of $23,165 and $79,654 for 2011 and $7,500 and $22,500 for 2010. The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three and nine months ended September 30, 2011 and 2010 of $138,182 and $412,689 and $59,743 and $191,063, respectively.  Funding of these expenses was from short term loans from principal shareholders.

For the three and nine months ended September 30, 2011 and 2010 LD Holdings incurred interest expense of $18,718 and $55,951 and $17,028 and $55,198, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment. The Company recorded a $29,287 gain from settlement of a past due note payable in the nine month period ended September 30, 2010.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at September 30, 2011, of $3,780,760. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2011 was made under the supervision of John R. Ayling, the chief  executive officer. Based on that evaluation, Mr. Ayling  concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

LD Holdings, Inc.
Date: November 21, 2011	/s/ John R. Ayling
John R. Ayling, Chief Executive Officer