Form 10-K/A
period 2010-12-31
LD HOLDINGS, INC.
filed 2012-03-07
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal yaer ended December 31, 2010, which was filed with the SEC on April 15, 2011(“Original Annual Report”), for the purpose of restating the EXHIBIT 31 in response to the SEC’s comments thereto.  Except for the amended disclosure setforth in the EXHIBIT 31, this Form 10-K/A has not been updated to reflect events that may have occurred after April 15, 2011, the filing date of the Original Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.  However, this Form 10-K/A includes Exhibits 31 and 32, new certifications by the Company’s Chief Executive Officer/Chief Accounting Officer.

Item 15. Exhibit List and Reports

(a) Financial Statements

 (b) Exhibits

Exhibit
Number	Description
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

(c) Reports on Form 8-K. None.

Date: March 7, 2012	/s/ John R. Ayling
John R. Ayling
Chief Executive Officer
Chief Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LD HOLDINGS, INC.
 (Registrant)

Dated: March 7, 2012
By: /S/ John R. Ayling
Name: John R. Ayling
Title: Chairman and CEO / Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ John R. Ayling	Chairman & CEO, Director / Chief Accounting Officer	March 7, 2012
John R. Ayling