Form 10-K
period 2011-12-31
LD HOLDINGS, INC.
filed 2012-04-16
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of

1934

For the fiscal year ended December 31, 2011

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is a ____ large accelerated filer, ____an accelerated filer, ____a non accelerated filer, or   X    a smaller reporting company in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of our common shares held by non-affiliates of the registrant on June 30, 2011 was approximately $410,026.

As of April 16, 2012, the Issuer had 21,025,061 common shares, $.001 par value, outstanding and 974,156 preferred shares, $.001 par value, outstanding.

PART I

Item 1. Description of Business

Forward-Looking Statements

This document contains forward-looking statements, including statements regarding the Company's strategy, plans for growth and anticipated sources of capital and revenue. The Company's actual results may differ dramatically from those anticipated in these forward-looking statements. The differences may result from one or more of the risk factors described below or from events that we have not foreseen.

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

With over 25 million small businesses in the USA and 15 trillion dollars of businesses to be sold over the next 15-20 years, there will be many opportunities for wealth generation. The following services will be needed:

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

The Financial Services Division (LD Financial, Inc.) will concentrate on businesses with sales between $2 million and $20 million and EBIT between $500,000 and $3 million.  Owners of these businesses have a difficult time getting full value because the financing of these companies is too large for most individuals to finance, too risky for banks based upon the company's individual merits (as opposed to the buyer's personal balance sheet) and too small to interest most institutional investors (hedge funds and private equity groups) to consider.  A lack of liquidity makes it difficult to raise funds privately from anyone but relatives.

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

On September 7, 2010, Boomer's Diner, Inc., a Michigan corporation and wholly owned subsidiary of LD Holdings, Inc. (LDHL), signed a Letter of Intent to acquire the assets and lease the facilities of a former Johnny Rockets Restaurant in Monroe, Michigan and opened for business in October, 2010.  On August 28, 2011, the company closed its Monroe, Michigan diner, and on October 17, 2011, the company opened a Boomers Diner in Toledo, Ohio.  The location is ideally suited for our Diner Model as an end cap of a commercial shopping center, with plenty of parking and on a main thorough fare.  As part of the Boomer's Diner Business Plan, the diner is modeled after a "local" diner which has proven successful over the last six years, located near the Company's Headquarters in Perrysburg, Ohio.

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

Personnel

LD Holding's principal, John R. Ayling, Chairman, Chief Executive Officer and Chief Accounting Officer, spent a material amount of time working on behalf of the Company during the year. The company expects to hire from time to time, independent consultants and contractors during the stages of implementing our business plan. As the Company grows, it will develop a group of full time employees that will be supplemented with temporary labor.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDHL" since November, 2008. Prior to that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "LDTI". Set forth below are the high and low bid prices for the fiscal quarters, 2011. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2011	$.03	$.02
September 30, 2011	$.04	$.02
June 30, 2011	$.02	$.02
March 31, 2011	$.04	$.02

(b) Shareholders

On April 16, 2012, there were 165 holders of record of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities

The Company did not sell any securities during the 4th quarter of 2011 that were not registered under the Securities Act.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2011.

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2011 and 2010 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of LD Holdings, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

BALANCE SHEET

	2011	2010
Total assets	$44,100	$42,019
Current Liabilities	(3,886,509)	(3,380,005)
Long-term debt	-	-
Working capital	(3,879,653)	(3,337,986)
Shareholders' equity (deficit)	(3,842,409)	(3,337,986)

STATEMENT OF OPERATIONS

	For the years ended
	December 31,
	2011	2010
Total revenues	$320,185	$148,413
Operating (loss)	(480,205)	$(295,175)
Net (loss)	(554,673)	(341,725)
Net loss per common share	(.03)	(.02)
Number of shares used in Computing per share data	20,101,705	17,504,924

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2011 and 2010 LD Holdings had revenues of $320,185 and $148,413, respectfully.  LD Holdings had a working capital shortage throughout 2011 and did not emphasize current operations.  Management has elected to devote all of its' time seeking financing partners to further implement its Business Plan.

LD Holdings gross margin was $166,531 and $95,744 in 2011 and 2010, respectively.  The 2011 and 2010 revenue was generated from two family diners and from consulting services for a related entity, owned and operated by Management.

During 2011 LD Holdings incurred general and administrative expenses of $646,736 compared to $390,919 in 2010.  The primary drivers were impairment expense, salaries and wages, rent, management fees, professional fees and consulting expenses for the change in general and administrative expenses.

The Company's net loss for 2011 was $554,673 compared to $341,725 in 2010.  The majority of the 2011 net loss stems from management fees, consulting fees, accounting and auditing fees and interest expense.  Funding of the company came from loans from LD Holdings' principal shareholder.

The Company had a loss for tax purposes in 2011 and 2010.  The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company can not determine when, if ever, it will be able to use the tax loss carry forwards.

Liquidity and Capital Resources

The Company had cash of $1,765 as of December 31, 2011.

LD Holdings had a working capital deficit of $3,879,653 at December 31, 2011.  Although more than half of the debts that produce the deficit are owed to shareholders.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2011, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward.  The primary reason for the determination was our lack of certainty as to whether LDHL will carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2011.

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

Item 9A. Controls and Procedures

John Ayling, the Chief Executive Officer/Chief Accounting Officer of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the fiscal year covered by this Annual Report on Form 10-K.  Based on that evaluation, the Chief Executive Officer/Chief Accounting Officer of the Company has concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K are not effective to provide reasonable assurance the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to allow timely decisions regarding required disclosure.

We identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.  Management identified the following material weaknesses in our internal controls as of December 31, 2011 and December 31, 2010:

A material weakness in the Company's internal controls exists in that there is limited segregation of duties with respect to the Company's preparation and review of the Company's financial statements.  This material weakness is a result of the Company's limited number of personnel.  This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS.

The Chief Executive Officer/Chief Accounting Officer of the Company has evaluated any change in the Company's internal control over financial reporting (s defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year covered by this Annual Report on Form 10-K.  There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

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

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud.  Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative financial effect on the trading price of the company.  The Company's Chief Executive Officer/Chief Accounting officer believes the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

			Director
Name	Age	Position	Since
John R. Ayling	68	CEO and Director (Chairman of the Board)	2003

John R. Ayling -CEO and Chairman of the Board/Chief Accounting Officer. John R. Ayling, 68, has been CEO of the Company since October of 2003.  Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm.  From 1983 to 1988, he served as a Vice President at Otherwise Securities.  From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker.  Mr. Ayling is a NASD or FINRA registered representative and holds Series 7, 24 and 63 licenses.  From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division.  Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required during 2011 by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

In both 2011 and 2010, no officer or director received any cash compensation from the Company.

This table itemizes the compensation owed to John Ayling, who served as Chief Executive Officer/Chief Accounting Officer during 2009, 2010 and 2011.  Mr. Ayling’s compensation was not paid but booked as an expense for the years 2009, 2010 and 2011 and also as a payable.  There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2011 exceeded $100,000.

	Compensation
	Year	Mgmt Fee	Stock Grant
John Ayling	2011	$120,000	0
John Ayling	2010	$120,000	0
John Ayling	2009	$120,000	0

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the years ended December 31, 2011 and 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of December 31, 2011.

	Amount and
	Nature of
Name and Address	Beneficial		Percentage	Percentage
of Beneficial Owner(1)	Ownership(2)		of Common	Of Preferred
John R. Ayling	2,161,847	(3)	15.5%	-
	974,156		-	100.0%
All Officers and Directors As a Group	2,161,847	(3)	15.5%	-
DABE Inc	1,028,410	(3)	7.4%	-
Capital First Corporation, LLC	974,156		-	100.0%
Olympic Pools, Inc.	1,133,437		8.1%	-

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

During 2011 and 2010, the Company had demand notes outstanding to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis.  Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral.  Mr. Ayling is the sole shareholder of DABE, Inc.

Item 14 Principal Accountant Fees and Services

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $24,500 and $24,000 to the Company for professional services rendered for the audit of our 2011 and 2010 financial statements and review of the financial statements included in our 10-Q filings for the first three quarters of 2011 and 2010.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2011 and 2010 for assurance and related services that are reasonably related to the performance of the 2011 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2011 and 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2011 and 2010 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

PART IV

Item 15. Exhibit List and Reports

(a) Financial Statements

(b) Exhibits

Incorporated By
Exhibit		Reference from	No. in
Number	Description	Document	Document
3.1	Certificate of Incorporation	A	3.1
3.2	Bylaws	A	3.2
4.1	Form of Common Stock Certificate	A	4.1
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

(c) Reports on Form 8-K. None.

Date: April 16, 2012	/s/ John R. Ayling
John R. Ayling, Chief
Executive Officer/Chief Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LD HOLDINGS, INC.
 (Registrant)

Dated: April 16, 2012
By: /S/ John R. Ayling
Name: John R. Ayling
Title: Chairman and CEO/Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ John R. Ayling	Chairman & CEO, Director/Chief Accounting Officer	April 16, 2012
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

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LD Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LD Holdings, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LD Holdings, Inc. as of December 31, 2011 and 2010 and the results of its operations, changes in shareholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LD Holdings, Inc. will continue as a going concern.  As more fully described in the notes to the consolidated financial statements, the company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in the notes.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 16, 2012

LD Holdings, Inc.
Consolidated Balance Sheets

Assets
	December 31,
	2011	2010

Current Assets
Cash	$1,765	$22,820
Inventory	5,091	6,411
Total Current Assets	6,856	29,231
Equipment, net of accumulated depreciation	37,244	12,788
Total Assets	$44,100	$42,019

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,601,195	$1,408,298
Accrued interest payable	182,295	174,480
Accrued interest payable - related parties	419,622	352,150
Promissory notes payable	178,940	178,940
Promissory notes payable - related parties	1,504,457	1,266,137
Total Current Liabilities	3,886,509	3,380,005

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized 21,025,061 (2011) and 18,275,061 (2010) shares issued and outstanding, respectively	21,025	18,275
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,099,435	4,051,935
Accumulated deficit	(7,972,611)	(7,417,938)

Total Stockholders' Impairment	(3,842,409)	(3,337,986)

Total Liabilities and Stockholders' Impairment	$44,100	$42,019

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010

Net Sales – Consulting, Capital First Management, Inc	$-	$45,000
Net Sales	320,185	$103,413
Total Net Sales	320,185	148,413

Cost of Goods Sold	153,654	52,669

Gross Profit	166,531	95,744

Selling, General & Administrative Expenses	646,736	390,919

Operating Loss	(480,205)	(295,175)

Other Income (Expense)
Interest Expense	(74,468)	(75,837)
Gain from Settlement	-	29,287

Total Other Income (Expense)	(74,468)	(46,550)

Net Loss	$(554,673)	$(341,725)

Loss per share, basic and diluted	$(.03)	$(.02)

Weighted Average Common Shares Outstanding	20,101,705	17,504,924

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Impairment
Years Ended December 31, 2011 and 2010

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Impairment
Balance,
January 1,
2010	16,575,061	$16,575	974,156	$9,742	$4,051,935	$(7,076,213)	$(3,011,361)

Shares issued
for services	1,700,000	1,700	-	-	13,400		15,100

Net loss, 2010	-	-	-	-	-	(341,725)	(341,725)

Balance,
December 31,
2010	18,275,061	$18,275	974,156	$9,742	$4,051,935	$(7,417,938)	$(3,337,986)

Shares issued
for service	2,750,000	2,750	-	-	47,500		50,250

Net loss, 2011						(554,673)	(554,673)

	21,025,061	$21,025	974,156	$9,742	$4,099,435	(7,972,611)	$(3,842,409)

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(554,673)	$(341,725)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	4,568	474
Shares issued for services	50,250	15,100
Gain from settlement	-	(29,287)
Changes in Operating Assets and Liabilities
Inventory	1,320	(6,411)
Accounts payable and accrued expenses	192,897	161,014
Accrued interest payable - related party notes	67,472	66,652
Accrued interest payable	7,815	7,816

Net Cash Used in Operating Activities	(230,351)	(126,367)

Cash Flows From Investing Activities
Purchase of equipment and leasehold improvements	(29,024)	(13,262)

Net Cash Used in Investing Activities	(29,024)	(13,262)

Cash Flows From Financing Activities:
Proceeds from notes payable-related party	238,320	162,449

Net Cash Provided by Financing Activities	238,320	162,449

Net Increase/(Decrease) in Cash	(21,055)	22,820

Cash at Beginning of Year	22,820	-

Cash at End of Year	$1,765	$22,820

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	-	-
Income taxes	-	-

The attached notes are an integral part of these consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

LD Holdings, Inc. (the Company), formerly Leisure Direct, Inc., was formed on January 1, 2000. The Company’s corporate offices are located in Perrysburg, Ohio.  In October 2010 the Company opened the first of a series of diners it plans to open in the Midwest.  It closed its diner in Monroe, Michigan at the end of August, 2011 and opened a new diner in Toledo, Ohio in October, 2011.  The diners cater to the baby boomer generation with a family orientation.

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

Inventories

Inventories are valued at the lower cost (first-in, first out) or market.  At December 31, 2011 and 2010, inventories consisted of food and beverage associated with its restaurant valued at $5,091 and $6,411, respectively.

Property and Equipment

Amortizable and depreciable assets are reported at original cost less accumulated depreciation or amortization.  Amortization and depreciation is provided for in amounts sufficient to relate the cost of such assets to operations over their service lives by the straight-line method.  Leasehold improvements are amortized over the life of the lease.  For federal income tax purposes, amortization and depreciation is computed using the accelerated cost recovery system and the modified accelerated cost recovery system.  The cost of assets sold or retired and the accumulated amortization or depreciation are removed from the accounts in the year of disposal and any gain or loss is included in operations.  Maintenance, repairs, and minor improvements are charged to operations as incurred while betterments which substantially extend service lives are capitalized.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in the circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the Company determines the amount of the impairment by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  No impairment losses were recognized during the years ended December 31, 2011 and 2010.

Revenue Recognition

Revenue is recognized at the time the service is rendered.  Revenue is recognized as income when the goods and service has been sold and rendered.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2011 and 2010, were $330 and $2,646, respectively.

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

The Company adopted authoritative guidance relating to the accounting for uncertainty in income taxes.  The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.  There are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2011 and 2010.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. There were no common stock equivalents outstanding at December 31, 2011 and 2010.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss of $554,673 and $341,725 during the years ended December 31, 2011 and 2010, respectively.  Also, as of December 31, 2011, the Company had $1,765 in cash, and current liabilities exceeded current assets by $3,879,653.  These factors all raise substantial doubt about the ability of the Company to continue as a going concern.  Due to these conditions, the auditors have issued a going concern note.

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

3.  PROPERTY AND EQUIPMENT

	12/31/2011	12/31/10

Equipment & Fixtures	$13,878	$5,237

Leasehold Improvements	19,309	-

Computer Equipment	9,099	8.025

Less accumulated amortization and depreciation	(5,042)	(474)

	$37,244	$12,788

 Depreciation and amortization expense for the years ended December 31, 2011 and 2010 were $4,568 and $474, respectively.

4.  RELATED PARTY TRASACTIONS

Notes payable at December 31, 2011 and 2010 consist of the following:

	2011	2010

Notes payable – DABE, Inc. – with interest accruing at 10% per annum and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of DABEt, Inc.	$343,652	$343,652

Note payable – Capital First Management, Inc. – secured, and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of Capital First Management, Inc.	841,879	603,559

Notes payable – former president. The former president has advanced $290,000 with various notes bearing interest at 12%.	290,000	290,000

Notes payable – OPI, PCPI; OMC and LD LLC – non-interest bearing and due on demand. John Ayling, the CEO of Leisure Direct, Inc., is the sole member of OPI & PCPI.	28,926	28,926

	$1,504,457	$1,266,137

5.  PROMISSORY NOTES PAYABLE

Notes payable at December 31, 2011 and 2010 consist of the following:

	2011	2010

Notes payable - $100,000 bearing interest at 30% due March 9, 2006. The loan is currently in default.	100,000	100,000

Notes payable – unsecured bearing interest at 6%. Payment was due March 24, 2008 in full plus unpaid interest. The note is currently in default.	15,000	15,000

Notes payable – Bank – line of credit of $25,000 bearing interest at prime plus 6 ½%. The loan is currently in default.	11,897	11,897

Notes payable – Individuals at 10% - 12%. Notes are currently in default.	52,043	52,043

	$178,940	$178,940

6.  STOCKHOLDERS' IMPAIRMENT

On January 3, 2011 the Company issued 1,250,000 shares, valued at the last closing price prior to issuance, in exchange for current and future rent and management services for Boomer’s Diner, Inc.

On July 29, 2011 the Company issued 1,500,000 shares, valued at the last closing price prior to issuance, in exchange for legal, web design and management services.

7.  INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2011	2010

Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%

Effective tax rates	-%	-%

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes.  The primary differences result from recognition of net operating loss carry forwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

	December 31,
	2011	2010

Deferred tax asset, non-current	$3,021,971	$2,837,371
Total valuation allowance recognized for deferred taxes	(3,021,971)	(2,837,371)

Net deferred tax asset	$-	$-

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

The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

	Federal	State
Available Through
2021	262,952	262,952
2022	121,232	121,232
2023	127,017	127,017
2024	3,020,391	3,020,391
2025	1,014,436	1,014,436
2026	1,064,000	1,064,000
2027	406,645	406,645
2028	274,414	274,414
2029	388,876	388,876
2030	341,725	341,725
2031	491,682	491,682

Total	$7,513,370	$7,513,370

8.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense for the years ended December 31, 2011 and 2010 was $30,000 each year.

The Company entered into a sublease agreement with an unrelated Limited Liability Company effective October 18, 2010.  The agreement was for a term of three months and month to month thereafter on the rent commencement date at a rate of $5,000 per month exclusive of minimum monthly combined area maintenance charges.  Rent expense was $43,634 and $14,415  for the years  ended December 31, 2011 and 2010, respectively.  This amount has been accrued on the books of the company.  The lease and commitment terminated August 31, 2011.

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.

Future minimum rental payments under leases are as follows:

2012	$27,150
2013	31,350
2014	2,700
Total	$61,200

Rent expense for the years ended December 31, 2011 and 2010 was $114,100 and $45,500, respectively.

9.  LITIGATION

In 2006, a note holder commenced action against the Company for outstanding obligations owed by the Company.  In 2009, a consent judgment was awarded to lender against the Company for the sum of $200,000.  This amount was included in accrued interest and notes payable as of December 31, 2011 and 2010, with no additional interest to be charged.  A settlement was reached for less than the amount that was accrued for interest and in 2010, the Company recorded gain from debt settlement in the amount of $29,287.

10. SUBSEQUENT EVENTS

On February 28, 2012, LD Holdings, Inc. (LDHL), sold 800,000 restricted shares of the Company’s common stock in a private transaction for $24,000 ($ .03 a share).