Form 10-Q
period 2012-05-15
LD HOLDINGS, INC.
filed 2012-05-15
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 duringthe preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filingrequirements for the past 90 days. Yes [X]   No [   ]

As of May 15, 2012 24,495,351shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [    ]   No   [X]

Part 1. Financial Information

LD Holdings, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
Assets

Current Assets
Cash	$222	$1,765
Inventory	5,600	5,091
Total Current Assets	5,822	6,856
Equipment, net of accumulated depreciation	35,209	37,244
Total Assets	$41,031	$44,100

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,625,437	$1,601,195
Accrued interest payable	184,242	182,295
Accrued interest payable - related parties	435,271	419,622
Promissory notes payable	178,940	178,940
Promissory notes payable - related parties	1,535,611	1,504,457

Total Current Liabilities	3,959,501	3,886,509

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized 21,825,061 (2012) and 21,025,061 (2011) shares issued and outstanding, respectively	21,825	21,025
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156shares issued and outstanding	9,742	9,742
Additional paid in capital	4,122,635	4,099,435
Accumulated deficit	(8,072,672)	(7,972,611)

Total Stockholders' Impairment	(3,918,470)	(3,842,409)

Total Liabilities and Stockholders' Impairment	$41,031	$44,100

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net Sales	43,458	107,572

Total Net Sales	43,458	107,572

Cost of Sales	17,039	51,336

Gross Profit	26,419	56,236

Selling, General & Administrative Expenses	107,963	181,056

Operating Loss	(81,544)	(124,820)

Other Income (Expense)
Interest expense	(18,517)	(18,617)
Gain from Settlement	-	-

Total Other Income (Expense)	(18,517)	(18,617)

Net Loss	$(100,061)	$(143,437)

Loss per share, basic and diluted	0.00	$(0.01)

Weighted Average Common Shares Outstanding	21,075,335	19,497,283

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2012	2011

Cash Flows From Operating Activities:
Net Loss	$(100,061)	$(143,437)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation	2,572	361
Shares issued for services	-	18,750

Changes in Operating Assets and Liabilities
Inventory	(509)	(148)
Accounts payable and accrued expenses	24,242	40,567
Accrued interest payable	1,947	1,954
Accrued interest payable - related parties	15,649	16,663

Net Cash (Used) in Operating Activities	(56,160)	(65,290)

Cash Flows From Investing Activities
Purchase of equipment	(537)	-

Net Cash (Used) in Investing Activities	(537)	-

Cash Flows From Financing Activities
Proceeds from related party notes payable	31,154	66,171
Proceeds from common stock issuance	24,000	-

Net Cash Provided by Financing Activities	55,154	66,171

Net Increase/ (Decrease) in Cash and Equivalents	(1,543)	881

Cash and Equivalents at Beginning of Year	1,765	22,820
Cash and Equivalents at End of Year	$222	$23,701

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $100,061 during the three months ended March 31, 2012. Also, as of March 31,2012, the Company had $222 in cash, and current liabilities exceeded its current assets by $3,953,679.

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

3. Stockholders' Equity

On February 28, 2012, LD Holdings, Inc. (LDHL), sold 800,000 restricted shares of the Company’s common stock in a private transaction for $24,000 ($0 .03 a share).  The stock was sold to two individual long-term investors.

4. Commitments and contingencies

The Company leases its office space from a related party, Capital First Management, Inc., through common management and ownership, on a month-to-month basis. Rent expense for the quarter ended March 31, 2012 and 2011 was $7,500 each quarter.

The Company entered into a lease agreement with an unrelated Limited Liability Company effective February 1, 2011.  The agreement was for a term of three years with rent commencement date of April 1, 2011 thru March 31, 2012 at a rate of $2,000 per month, April 1, 2012 thru March 31, 2013 at a rate of $2,350 per month and April 1, 2013 through January 31, 2014 at a rate of $2,700 per month.  Rent expense was $6,000 and $15,000 for the quarter ended March 31, 2012 and 2011, respectively.

5.  Litigation

In 2006, a note holder commenced action against the Company for outstanding obligations owed by the Company.  In 2009, a consent judgment was awarded to lender against the Company for the sum of $200,000.  This amount is included in accrued interest and notes payable as of March 31, 2012 and December 31, 2011, with no additional interest to be charged.

6.  Subsequent Events

On April 18, 2012, LD Holdings, Inc. converted $73,433 of debt and accrued interest from a former officer of LD Holdings into 2,670,290 shares of common stock of LD Holdings, Inc.

On April 17, 2012, LD Holdings signed a Management and Business Development Consulting Agreement with Financial Wellness LLC.  Financial Wellness will assist the company in the development and implementation of its business plan.  Per agreement, consultant will be compensated through the issuance of 16 million stock options with exercise prices ranging from $0.10 to $2.00 with a possible 2.4 million additional options with an exercise price of $0.05 per share of common stock.

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

Risk Factors

LD Holdings has very limited financial resources. In order to implement its business plan, we will have to raise capital. If we are unsuccessful in raising capital, our business will not grow.

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

The company plans to focus its efforts on becoming a "known buyer" of small companies that meet its acquisition criteria, which it intends to widely distribute to business sellers directly and to others on its websites. The 5-Year Plan is to accumulate at least 45 of these small companies and to slowly meld them into cohesive business units. Using $8.33 million of revenues as an average in years 1 through 3 and $10 million of revenues as an average in years 4 and 5, would result in consolidated total revenues of $420 Million by the end of year 5.

The company's objective, through aggressive use of the Internet, is to put an outside investor base in place that shares the company's vision and objectives while the search for acquisitions is being conducted. The company will stress on its affiliated websites and in its investor information that it is looking for long-term investors who are willing to hold their positions for a year or more.

In its first full year of operations, the company plans to acquire at least 3 companies with $25 million sales and EBIT of $2.5 million. At 15 X EBIT this would place a market capitalization of $37 million on the company. In order to accomplish its objectives, and as explained in this Business Plan, the company has developed a 4-Step Process.

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

With over 25 million small businesses in the USA and 15 trillion dollars of businesses to be sold over the next 15-20 years, there will be many opportunities for wealth generation. The following services will be needed:

1*	There will be a need for Marketing, Sales and other Business Services to prepare the businesses for sale.

2*	There will be a need for buyers for these businesses.

3*	There will be a need for young entrepreneur managers to manage these businesses.

4*	There will be a need for the financing of these businesses.

*LD Holdings, Inc., as a Financial and Management Holding Company, will take advantage of this opportunity with its two operating divisions under the parent holding company. These divisions are the Financial Services Division and the Operating Division that will manage the portfolio companies in which LD Holdings, Inc. will have varying percentages of ownership.

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

Boomer's Diner, Inc., a Michigan corporation and wholly owned subsidiary of  LD Holdings, Inc. (LDHL), opened for business in Monroe, Michigan in October, 2010.   On August 28, 2011, the company closed its Monroe, Michigan diner, and on  October 17, 2011, the company opened a Boomers Diner in Toledo, Ohio.  The location is ideally suited for our Diner Model as an end cap of a commercial shopping center, with plenty of parking and on a main thorough fare.  As part of the Boomer's Diner Business Plan, the diner is modeled after a "local" diner which has proven successful over the last six years, located near the Company's Headquarters in Perrysburg, Ohio.

This subsidiary's business plan compliments the business plan of LDHL, which is to help facilitate the transfer of "Baby Boomer" businesses in the $2-$20 million annual sales range to younger generations.  Collaboration of business resources, lead generation and other business services will expand and leverage the footprint of LDHL.

The diners provide a stage for the company to get its tentacles into the local community and have its loyal customer base as a source for finding businesses that are for sale, entrepreneur manager candidates and investors.  It is anticipated that some of these customers will also become shareholders in the parent company.  The plan is to open or collaborate to have 10 -12 locations operating over a three state area (Ohio, Michigan, Indiana) over the next 24 - 36 months.

Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012 and 2011, LD Holdings had revenues of $43,458 and $107,572, respectfully. The sales decline is due to the closing of a larger restaurant in Monroe, MI during 2011 and the opening of a smaller restaurant in Toledo, OH in the last quarter of 2011.  LD Holdings had a working capital shortage and did not emphasize current operations. Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three months ended March 31, 2012 and 2011, LD Holdings incurred selling, general and administrative expenses of $107,963 and $181,056, respectively, of which $30,000 and $30,000 represents the fee for the services of John R. Ayling, Chairman and CEO. The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. Selling, general and administrative expenses decreased primarily as a result of payroll decreases and related payroll tax decreases.  The total operating expenses resulted in an operating loss for the three months ended March 31, 2012 and 2011 of $81,544 and $124,820, respectively. Funding of these expenses was from short term loans from principal shareholders and sale of stock.

For the three months ended March 31, 2012 and 2011, LD Holdings incurred interest expense of $18,517 and $18,617, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at March 31, 2012, of $3,953,679. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. The Company believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2012 was made under the supervision of John R. Ayling, the Chief Executive Officer/Chief Accounting Officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Subsequent Events

On April 17, 2012, LD Holdings signed a Management and Business Development Consulting Agreement with Financial Wellness LLC. an Indiana LLC. Financial Wellness will assist the company in the development and implementation of its business plan as outlined in the company’s latest 10K filing with the Securities and Exchange Commission. The Company filed an 8-K on April 19, 2012, detailing the Agreement.

On April 18, 2012, LD Holdings, Inc. (LDHL), converted $73,433 of debt and accrued interest from a former officer of LD Holdings, Inc. into 2,670,290 shares of common stock of LD Holdings, Inc.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LD Holdings, Inc.

Date: May 15, 2012	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer