Form 10-Q
period 2012-06-30
LD HOLDINGS, INC.
filed 2012-08-20
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

As of August 20, 2012, 24,895,351shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [    ]   No   [X]

 Part 1. Financial Information

LD Holdings, Inc. & Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
Assets

Current Assets
Cash	$746	$1,765
Inventory	5,936	5,091
Total Current Assets	6,682	6,856
Equipment, net of accumulated depreciation	33,491	37,244
Total Assets	$40,173	$44,100

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,672,916	$1,601,195
Accrued interest payable	142,638	182,295
Accrued interest payable - related parties	451,849	419,622
Promissory notes payable	147,897	178,940
Promissory notes payable - related parties	1,597,446	1,504,457

Total Current Liabilities	4,012,746	3,886,509

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized 24,495,351 (2012) and 21,025,061 (2011) shares issued and outstanding, respectively	24,495	21,025
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,193,398	4,099,435
Accumulated deficit	(8,200,208)	(7,972,611)

Total Stockholders' Impairment	(3,972,573)	(3,842,409)

Total Liabilities and Stockholders' Impairment	$40,173	$44,100

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc. & Subsidiaries
Consolidated Condensed Statements of Operations
unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Sales -
Net Sales	46,278	107,230	89,736	214,802

Cost of Sales	25,557	44,317	42,596	95,801

Gross Profit	20,721	62,913	47,140	119,001

Selling, General & Administrative Expenses	130,892	212,816	238,855	393,508
Operating Loss	(110,171)	(149,903)	(191,715)	(274,507)

Other Income (Expense)
Interest expense	(17,365)	(18,400)	(35,882)	(37,233)

Total Other Income (Expense)	(17,365)	(18,400)	(35,882)	(37,233)

Net Loss	$(127,536)	$(168,303)	$(227,597)	$(311,740)
Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	23,469,420	19,525,061	22,521,248	19,403,376

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2012	2011

Cash Flows From Operating Activities:
Net Loss	$(227,597)	$(311,740)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	5,209	835
Shares issued for services	-	18,750

Changes in Operating Assets and Liabilities
Inventory	(845)	(17)
Accounts payable and accrued expenses	71,721	129,367
Accrued interest payable	2,733	3,908
Accrued interest payable - related parties	32,227	33,326
Net Cash Used by Operating Activities	(116,552)	(125,571)

Cash Flows From Investing Activities
Purchase of equipment	(1,456)	(10,344)

Net Cash Used in Investing Activities	(1,456)	(10,344)

Cash Flows From Financing Activities
Proceeds from related party notes payable	92,989	125,371
Proceeds from common stock issuance	24,000	-

Net Cash Provided by Financing Activities	116,989	125,371

Net (Decrease) in Cash and Equivalents	(1,019)	(10,544)

Cash and Equivalents at Beginning of Year	1,765	22,820
Cash and Equivalents at End of Year	$746	$12,276

Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

Non Cash Financing and Investing Activities
Conversion of debt and accrued interest to common stock	$73,433

The attached notes are an integral part of these consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

LD Holdings, Inc. (the Company), formerly Leisure Direct, Inc., was formed on January 1, 2000 under the name of ePoolSpas.com, Inc. The formation was effected by the issuance of 1,750,000 shares of the Company's common stock for the intangible assets of the former operating companies, Olympic Pools, Inc. (OPI)and Preferred Concrete Placement, Inc (PCPI). The Company is located in Perrysburg, Ohio.

In October 2010 the Company opened the first of a series of diners it plans to open in the Midwest.  It closed its diner in Monroe, Michigan at the end of August, 2011 and opened a new diner in Toledo, Ohio in October, 2011.  The diners cater to the baby boomer generation with a family orientation.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.
2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $227,597 during the six months ended June 30, 2012. Also, as of June 30,2012, the Company had $746 in cash, and current liabilities exceeded its current assets by $4,006,064.

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

3. Stockholders' Equity

On February 28, 2012, LD Holdings, Inc. (LDHL), sold 800,000 restricted shares of the Company’s common stock in a private transaction for $24,000 ($0.03 a share).  The stock was sold to two individual long-term investors.

On April 17, 2012, LD Holdings signed a Management and Business Development Consulting Agreement with Financial Wellness LLC.  Financial Wellness will assist the company in the development and implementation of its business plan.  Per the agreement, the consultant will be compensated through the issuance of 1 million stock options with an exercise price of $0.10 with a possible 15 million additional options contingent on the 1 million being exercised.  The options were originally to expire June 30, 2012 and were extended to August 31, 2012.

On April 18, 2012, LD Holdings, Inc. converted $73,433 of debt and accrued interest from a former officer of LD Holdings into 2,670,290 shares of common stock of LD Holdings, Inc.

4. Commitments and contingencies

The Company leases its office space from a related party, Capital First Management, Inc., through common management and ownership, on a month-to-month basis. Rent expense for the quarter ended June 30, 2012 and 2011 was $7,500 each quarter.

The Company entered into a lease agreement with an unrelated Limited Liability Company effective February 1, 2011.  The agreement was for a term of three years with rent commencement date of April 1, 2011 thru March 31, 2012 at a rate of $2,000 per month, April 1, 2012 thru March 31, 2013 at a rate of $2,350 per month and April 1, 2013 through January 31, 2014 at a rate of $2,700 per month.  Rent expense was $7,050 and $6,000 for the quarter ended June 30, 2012 and 2011, respectively.

5.  Litigation

In 2006, a note holder commenced action against the Company for outstanding obligations owed by the Company.  In 2009, a consent judgment was awarded to lender against the Company for the sum of $200,000.  This amount is included in accrued interest and notes payable as of June 30, 2012 and December 31, 2011, with no additional interest to be charged.

6.  Subsequent Events

On August 15, 2012, LD Holdings signed three (3) consulting agreements and two (2)debt to equity conversion agreements for a total consideration of 400,000 shares (valued at $0.24 per share) of the company’s common stock.  The consulting agreements are for one (1) year and include services for software development, website development, newsletter design, restaurant marketing system and other educational materials.  The debt to equity conversion agreements are for the extinguishment of approximately $46,000 of debt.

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

Risk Factors

LD Holdings has very limited financial resources. In order to implement our business plan, we will have to raise capital. If we are unsuccessful in raising capital, our business will not grow.

Because of its limited operating history, LD Holdings has little historical financial data on which to base its plans for future operations. Management will have to budget capital investment and expenses based, in large part, on its expectation of future revenues. If those expectations are not met, LD Holdings Inc. may exhaust its capital resources before it achieves operational stability.

Corporate Strategy

LD Holdings, Inc., (OTCQB: Symbol LDHL), has adopted a business model that seeks to capitalize on the massive transfer of generational assets as the "Baby-Boomer" generation transitions from the ownership of small businesses into retirement. The Baby-Boomer generation is represented by almost 78 million individuals born between 1946 and 1964. Over the next 20 years, as these Baby-Boomers are retiring, there are going to be businesses worth trillions of dollars that need to be sold by this Boomer generation.

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

The company's plans are to acquire at least 3 companies with $25 million sales and EBIT of $2.5 million in the next year. At 15 X EBIT this would place a market capitalization of $37 million on the company. In order to accomplish its objectives, and as explained in the next section, the company has developed a 4-Step Process in which to accomplish its plans.

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

LD Holdings, Inc., as a Financial and Management Holding Company, will take advantage of this opportunity and manage the portfolio companies in which LD Holdings, Inc. will have varying percentages of ownership.

LD Holdings, Inc. will concentrate on businesses with sales between $2 million and $20 million and EBIT between $500,000 and $3 million. This is where the real void exists. Owners of these businesses have a difficult time getting full value because the financing of these companies is too large for most individuals to  finance, too risky for banks based upon the company's individual merits (as opposed to the buyer's personal balance sheet) and too small to interest most institutional investors (hedge funds and private equity groups) to consider. The lack of liquidity makes it difficult to raise funds privately from anyone but relatives.

LD Holdings, Inc. will provide the following services:

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

2* LD Holdings, Inc. maintains an ongoing data base of businesses for sale. This allows the company to look for synergistic opportunities to combine one or more acquisition candidates at some future date. This database also provides the company with a historical perspective of different industries and distribution channels along with any type of geographical variation in the valuation of businesses.

3* LD Holdings, Inc. maintains a database of individuals with specific backgrounds and expertise that will be available for both acquisition evaluation, and strategizing the post-acquisition business model for each potential acquisition candidate, once the financial aspects of the transaction are determined. Particular attention will be given to developing relationships with those entrepreneurs and managers that want to perform in a results-driven environment, which has the associated incentives in place to create personal wealth for them and an above average return for the company's stockholders. What distinguishes these individuals is that they are self-motivated, looking for a rewarding opportunity and are willing to put in whatever time is needed.

4* LD Holdings, Inc. maintains an ongoing data base of investors that share the company's vision and objectives. The company is looking for long-term investors who are willing to hold their positions for a year or more for superior rates of return. Investors that want to participate in ground floor investment opportunities that the company's Business Model represents have a special wealth building vehicle available to them. The company's stock is thinly traded with a relatively small float. This will allow the company to look for synergistic opportunities to combine one or more acquisition candidates.

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

Three and Six Months Ended June 30, 2012 and 2011

For the three and six months ended June 30, 2012 and 2011 LD Holdings had revenues of $46,278 and $89,736 and $107,230 and $214,802, respectfully. The sales decline is due to the closing of a larger restaurant in Monroe, MI during 2011 and the opening of a smaller restaurant in Toledo, OH in the last quarter of 2011.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three and six months ended June 30, 2012 and 2011 cost of sales on revenues was $25,557 and $42,596 for 2012 and $44,317 and $95,801 for 2011. For the three and six months ended June 30, 2012 and 2011 LD Holdings incurred selling, general and administrative expenses of $130,892 and $238,855 and $212,816 $393,508, respectively, of which $30,000 and $60,000 and $30,000 and $60,000 represents the fee for the services of John R. Ayling, Chairman and CEO. Other significant selling, general and administrative include salaries and wages of $17,401 and $38,281 for 2012 and $56,508 and $113,701 for 2011. Rent expense of $14,550 and $28,050 for 2012 and $29,717 and $56,489 for 2011. The Mr. Ayling’s fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three and six months ended June 30, 2012 and 2011 of $110,171 and $191,715 and $149,903 and $274,507,respectively. Funding of these expenses was from short term loans from principal shareholders.

For the three and six months ended June 30, 2012 and 2011 LD Holdings incurred interest expense of $17,365 and $35,882 and $18,400 and $37,233, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

For the three and six months ended June 30, 2012 and 2011 the net loss was $127,536 and $227,597 and $168,303 and $311,740.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at June 30, 2012, of $4,006,064. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2012 was made under the supervision of John R. Ayling, the Chief Executive Officer/Chief Accounting Officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None

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

LD Holdings, Inc.

Date: August 20, 2012	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer