Form 10-Q
period 2012-09-30
LD HOLDINGS, INC.
filed 2012-11-19
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 20, 2012 there were 24,834,351 shares of Common Stock issued and outstanding and 974,156 preferred shares outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

LD Holdings, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2012	2011
Assets

Current Assets
Cash	$3,588	$1,765
Prepaid expenses	$44,000	$-
Inventory	6,352	5,091
Total Current Assets	53,940	6,856
Equipment, net of accumulated depreciation	30,884	37,244
Total Assets	$84,824	$44,100

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,669,952	$1,601,195
Accrued interest payable	143,763	182,295
Accrued interest payable - related parties	468,533	419,622
Promissory notes payable	147,897	178,940
Promissory notes payable - related parties	1,661,204	1,504,457

Total Current Liabilities	4,091,349	3,886,509

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized 24,834,351 (2012) and 21,025,061 (2011) shares issued and outstanding, respectively	24,834	21,025
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,265,098	4,099,435
Accumulated deficit	(8,306,199)	(7,972,611)

Total Stockholders' Impairment	(4,006,525)	(3,842,409)

Total Liabilities and Stockholders' Impairment	$84,824	$44,100

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Sales -
Net Sales	51,910	67,393	141,646	282,195

Cost of Sales	22,850	34,096	65,446	129,897

Gross Profit	29,060	33,297	76,200	152,298

Selling, General &
Administrative Expenses	139,443	171,479	378,298	564,987
Operating Loss	(110,383)	(138,182)	(302,098)	(412,689)

Other Income (Expense)
Interest expense	(17,808)	(18,718)	(53,690)	(55,951)
Gain from settlement	22,200	-	22,200	-

Total Other Income (Expense)	4,392	(18,718)	(31,490)	(55,951)

Net Loss	$(105,991)	$(156,900)	$(333,588)	$(468,640)
Loss per share, basic and diluted	$-	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	24,417,673	20,340,006	24,384,234	19,867,552

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months
	Ended September 30,
	2012	2011

Cash Flows From Operating Activities:
Net Loss	$(333,588)	$(468,640)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities Operating Activities:
Depreciation	7,816	1,253
Shares issued for services	-	50,250
Gain from Settlement	22,200	-

Changes in Operating Assets and Liabilities
Prepaid expenses	(44,000)	-
Inventory	(1,261)	3,977
Accounts payable and accrued expenses	68,796	190,129
Accrued interest payable	3,858	5,861
Accrued interest payable - related parties	48,911	49,989
Net Cash Used by Operating Activities	(227,268)	(167,181)

Cash Flows From Investing Activities
Purchase of equipment	(1,456)	(12,849)

Net Cash Used in Investing Activities	(1,456)	(12,849)

Cash Flows From Financing Activities
Proceeds from related party notes payable	156,747	157,210
Proceeds from common stock issuance	73,800	-

Net Cash Provided by Financing Activities	230,547	157,210

Net (Decrease) in Cash and Equivalents	1,823	(22,820)

Cash and Equivalents at Beginning of Year	1,765	22,820
Cash and Equivalents at End of Year	$3,588	$-

Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

Non Cash Financing and Investing Activities
Conversion of debt and accrued interest to common stock	$73,433

The attached notes are an integral part of these consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

LD Holdings, Inc. (the Company), formerly Leisure Direct, Inc., was formed on January 1, 2000 under the name of ePoolSpas.com, Inc.  The formation was effected by the issuance of 1,750,000 shares of the Company's common stock for the intangible assets of the former operating companies, Olympic Pools, Inc. and Preferred Concrete Placement, Inc.  The Company is located in Perrysburg, Ohio.

In October 2010, as part of a broader plan, the Company opened the first of a series of diners it plans to open in the Midwest.  It closed its diner in Monroe, Michigan at the end of August, 2011 and opened a new diner in Toledo, Ohio in October, 2011.  The diners cater to the baby boomer generation with a family orientation.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss of $333,588 during the nine months ended September 30, 2012.  Also, as of September 30, 2012, the Company had current assets of $53,940 and current liabilities of $4,091,349.

Management's plan includes raising additional funding from debt and equity transactions that will be used for acquisitions that should in turn create sales.  The implementation of strong cost management practices and a continuing focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows; however, any results of the Company's plans cannot be assumed.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STOCKHOLDERS' IMPAIRMENT

3. Stockholders' Equity

On February 28, 2012, LD Holdings, Inc. (LDHL) sold 800,000 restricted shares of the Company’s common stock in a private transaction for $24,000 ($0.03 a share).  The stock was sold to two individual long-term investors.

On April 17, 2012, LD Holdings signed a Management and Business Development Consulting Agreement with Financial Wellness LLC.  Financial Wellness will assist the company in the development and implementation of its business plan.  Per the agreement, the consultant will be compensated through the issuance of 1 million stock options with an exercise price of $0.10 with a possible 15 million additional options contingent on the 1 million being exercised.  The options were originally to expire June 30, 2012 and were extended to August 31, 2012.  The Agreement with Financial Wellness LLC expired on August 31, 2012 along with any current and  subsequent options..

On April 18, 2012, LD Holdings, Inc. converted $73,433 of debt and accrued interest from a former officer of LD Holdings into 2,709,290 shares of common stock of LD Holdings, Inc.

On August 15, 2012, LD Holdings signed three (3) consulting agreements and two (2)debt to equity conversion agreements for a total consideration of 300,000 shares (valued at $0.24 per share) of the Company’s common stock.  The consulting agreements are for one (1) year and include services for software development, website development, newsletter design, restaurant marketing system and other educational materials.  The debt to equity conversion agreements are for the extinguishment of approximately $46,000 of debt.

4. Commitments and Contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense for the nine months ended September 30, 2012 and 2011 was $22,500 each period.

The Company entered into a lease agreement with an unrelated Limited Liability Company effective February 1, 2011.  The agreement was for a term of three years with rent commencement date of April 1, 2011 thru March 31, 2012 at a rate of $2,000 per month, April 1, 2012 thru March 31, 2013 at a rate of $2,350 per month and April 1, 2013 through January 31, 2014 at a rate of $2,700 per month.  Rent expense was $7,050 and $6,000 for the quarter ended September 30, 2012 and 2011, respectively.

5. Litigation

In 2006, a note holder commenced action against the Company for outstanding obligations owed by the Company. In 2009, a consent judgment was awarded to the lender for the sum of $200,000.  This amount is included in accrued interest and notes payable as of September 30, 2012 and December 31, 2011, with no additional interest to be charged.

(WILL ADD LATER)

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

The company's objective, through aggressive use of the Internet, is to put an outside investor base in place that shares the company's vision and objectives while the search for acquisitions is being conducted.  The company will stress, as part of its investor information, it is looking for long-term investors who are willing to hold their positions for a year or more.

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

LD Holdings, Inc. will concentrate on businesses with sales between $2 million and $20 million and EBIT between $500,000 and $3 million.  This is where the real void exists. Owners of these businesses have a difficult time getting full value because the financing of these companies is too large for most individuals to finance, too risky for banks based upon the company's individual merits (as opposed to the buyer's personal balance sheet) and too small to interest most institutional investors (hedge funds and private equity groups) to consider.  The lack of liquidity makes it difficult to raise funds privately from anyone but friends and family.

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

 Three and Nine Months Ended September 30, 2012 and 2011

For the three and nine months ended September 30, 2012 and 2011 LD Holdings had revenues of $51,910 and $141,646 and $67,393 and $282,195, respectfully. The sales decline is due to the closing of a larger restaurant in Monroe, MI during 2011 and the opening of a smaller restaurant in Toledo, OH in the last quarter of 2011.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three and nine months ended September 30, 2012 and 2011 cost of sale on diner revenue was $22,850 and $65,446 for 2012 and $34,096 and $129,897 for 2011. For the three and nine months ended September 30, 2012 and 2011 LD Holdings incurred selling, general and administrative expenses of $139,443 and $378,298 and $171,479 and $564,987, respectively, of which $30,000 and $90,000 and $30,000 and $90,000 represents the fee for the services of John R. Ayling, Chairman and CEO. Other significant selling, general and administrative include salaries and wages of $11,657 and $49,938 for 2012 and $56,498 and $170,199 for 2011. Rent expense of $14,550 and $42,600 for 2012 and $23,165 and $79,654 for 2011. Mr. Ayling’s fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three and nine months ended September 30, 2012 and 2011 of $1110,383 and $302,098 and $138,182 and $412,689, respectively.  Funding of these expenses was from short term loans from principal shareholders.

For the three and nine months ended September 30, 2012 and 2011 LD Holdings incurred interest expense of $17,808 and $53,690 and $18,718 and $55,951, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at September 30, 2012, of $4,037,409. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2012 was made under the supervision of John R. Ayling, the Chief Executive Officer/Chief Accounting Officer. Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: November 20, 2012	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer