Form 10-Q/A
period 2012-09-30
LD HOLDINGS, INC.
filed 2012-11-28
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A

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

Explanatory Note

LD Holdings, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on November 19, 2012, to correct an error on the Consolidated Statements of Cash Flows.

LD Holdings, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2012	2011
Assets

Current Assets
Cash	$3,588	$1,765
Prepaid expenses	44,000	-
Inventory	6,352	5,091
Total Current Assets	53,940	6,856
Equipment, net of accumulated depreciation	30,884	37,244
Total Assets	$84,824	$44,100

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,669,952	$1,601,195
Accrued interest payable	143,763	182,295
Accrued interest payable - related parties	468,533	419,622
Promissory notes payable	147,897	178,940
Promissory notes payable - related parties	1,661,204	1,504,457

Total Current Liabilities	4,091,349	3,886,509

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

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months
	Ended September 30,
	2012	2011

Cash Flows From Operating Activities:
Net Loss	$(333,588)	$(468,640)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	7,816	1,253
Stock based compensation	4,000	50,250
Gain from Settlement	(22,200)	-

Changes in Operating Assets and Liabilities
Inventory	(1,261)	3,977
Accounts payable and accrued expenses	114,852	190,129
Accrued interest payable	4,002	5,861
Accrued interest payable - related parties	48,911	49,989
Net Cash Used by Operating Activities	(177,468)	(167,181)

Cash Flows From Investing Activities
Purchase of equipment	(1,456)	(12,849)

Net Cash Used in Investing Activities	(1,456)	(12,849)

Cash Flows From Financing Activities
Proceeds from related party notes payable	156,747	157,210
Proceeds from common stock issuance	24,000	-

Net Cash Provided by Financing Activities	180,747	157,210

Net (Decrease) in Cash and Equivalents	1,823	(22,820)

Cash and Equivalents at Beginning of Year	1,765	22,820
Cash and Equivalents at End of Year	$3,588	$-

Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

Non Cash Financing and Investing Activities
Conversion of debt and accrued interest to common stock	$73,433	$-
Conversion of accounts payable for common stock	$24,000	$-
Issuance of common stock for services	$48,000	$-

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

On August 15, 2012, LD Holdings signed three (3) consulting agreements and two (2)debt to equity conversion agreements for a total consideration of 300,000 shares (valued at $0.24 per share) of the Company’s common stock.  The consulting agreements are for one (1) year and include services for software development, website development, newsletter design, restaurant marketing system and other educational materials.  The debt to equity conversion agreements are for the extinguishment of approximately $46,000 of accounts payable and accrued expenses.

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

For the three and nine months ended September 30, 2012 and 2011 cost of sale on diner revenue was $22,850 and $65,446 for 2012 and $34,096 and $129,897 for 2011. For the three and nine months ended September 30, 2012 and 2011 LD Holdings incurred selling, general and administrative expenses of $139,443 and $378,298 and $171,479 and $564,987, respectively, of which $30,000 and $90,000 and $30,000 and $90,000 represents the fee for the services of John R. Ayling, Chairman and CEO. Other significant selling, general and administrative include salaries and wages of $11,657 and $49,938 for 2012 and $56,498 and $170,199 for 2011. Rent expense of $14,550 and $42,600 for 2012 and $23,165 and $79,654 for 2011. Mr. Ayling’s fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The total operating expenses resulted in an operating loss for the three and nine months ended September 30, 2012 and 2011 of $110,383 and $302,098 and $138,182 and $412,689, respectively.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the three and nine months ended September 30, 2012 and 2011 LD Holdings incurred interest expense of $17,808 and $53,690 and $18,718 and $55,951, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at September 30, 2012, of $4,037,409. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders and through the issuance of common stock.

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

LD Holdings, Inc.

Date: November 28, 2012	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer