Form 10-K
period 2012-12-31
LD HOLDINGS, INC.
filed 2013-04-16
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of

1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of our common shares held by non-affiliates of the registrant on December 31, 2012 was approximately $410,026.

As of April 15, 2013, the Issuer had 24,945,351 common shares, $.001 par value, outstanding and 974,156 preferred shares, $.001 par value, outstanding.

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

Corporate Strategy

LD Holdings, Inc., (Symbol LDHL), has developed a business model that seeks to capitalize on the massive transfer of generational assets as the “Baby-Boomer” generation transitions from the ownership of small businesses into retirement.  The Baby-Boomer generation is represented by almost 78 million individuals born between 1946 and 1964.  Over the next 20 years as these Baby-Boomers are retiring, there are going to be businesses worth trillions of dollars that need to be sold by this Boomer generation.

Historically, the sellers typically wanted to provide minimal or no financing to the buyer.  These types of transactions were too large for most individuals to finance, too risky for banks based upon the company’s individual merits (as opposed to the buyer’s personal balance sheet) and too small to interest most institutional investors (hedge funds and private equity groups) to consider.  The lack of liquidity makes it difficult to raise funds privately from anyone but friends and relatives.

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

LD Holdings, Inc. will concentrate on businesses with sales between $2 million and $20 million and EBIT between $500,000 and $3 million.  This is where the real void exists.   Owners of these businesses have a difficult time getting full value because the financing of these companies is too large for most individuals to finance, too risky for banks based upon the company's individual merits (as opposed to the buyer's personal balance sheet) and too small to interest most institutional investors (hedge funds and private equity groups) to consider.  A lack of liquidity makes it difficult to raise funds privately from anyone but friends and relatives.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDHL" since November, 2008. Prior to that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "LDTI". Set forth below are the high and low bid prices for the fiscal quarters, 2012. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2012	$.80	$.52
September 30, 2012	$1.50	$.15
June 30, 2012	$.50	$.03
March 31, 2012	$.03	$.03

(b) Shareholders

On April 15, 2013, there were 165 holders of record of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities

The Company did not sell any securities during the 4th quarter of 2012 that were not registered under the Securities Act.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2012.

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2012 and 2011 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of LD Holdings, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

BALANCE SHEET

	2012	2011
Total assets	$54,411	$44,100
Current Liabilities	(4,215,705)	(3,886,509)
Long-term debt	-	-
Working capital	(4,190,150)	(3,879,653)
Shareholders' equity (deficit)	(4,161,294)	(3,842,409)

STATEMENT OF OPERATIONS

	For the years ended
	December 31,
	2012	2011
Total revenues	$189,553	$320,185
Operating (loss)	(547,012)	$(480,205)
Net (loss)	(596,818)	(554,673)
Net loss per common share	(.03)	(.03)
Number of shares used in Computing per share data	23,707,341	20,101,705

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2012 and 2011 LD Holdings had revenues of $189,553 and $320,185, respectfully.  LD Holdings had a working capital shortage throughout 2012 and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

LD Holdings gross margin was $102,732 and $166,531 in 2012 and 2011, respectively.  The 2012 and 2011 revenue was generated from two family diners.

During 2012 LD Holdings incurred general and administrative expenses of $649,744 compared to $646,736 in 2011.  The primary drivers were impairment expense, salaries and wages, rent, management fees, professional fees and consulting expenses for the change in general and administrative expenses.

The Company's net loss for 2012 was $596,818 compared to $554,673 in 2011.  The majority of the 2012 net loss stems from management fees, consulting fees, accounting and auditing fees and interest expense.  Funding of the company came from loans from LD Holdings' principal shareholder.

The Company had a loss for tax purposes in 2012 and 2011.  The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company cannot determine when, if ever, it will be able to use the tax loss carry forwards.

Liquidity and Capital Resources

The Company had cash of $3,521 as of December 31, 2012.

LD Holdings had a working capital deficit of $4,190,150 at December 31, 2012.  Although more than half of the debts that produce the deficit are owed to shareholders.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2012, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward.  The primary reason for the determination was our lack of certainty as to whether LDHL will carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2012.

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

We identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.  Management identified the following material weaknesses in our internal controls as of December 31, 2012 and December 31, 2011:

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

CHANGES IN INTERNAL CONTROLS

The Chief Executive Officer/Chief Accounting Officer of the Company has evaluated any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year covered by this Annual Report on Form 10-K.  There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

			Director
Name	Age	Position	Since
John R. Ayling	69	CEO/CAO and Director Chairman of the Board	2003

John R. Ayling -CEO and Chairman of the Board/Chief Accounting Officer. John R. Ayling, 69, has been CEO of the Company since October of 2003.  Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm.  From 1983 to 1988, he served as a Vice President at Otherwise Securities.  From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker.  Mr. Ayling is a NASD or FINRA registered representative and holds Series 7, 24 and 63 licenses.  From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division.  Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required during 2012 by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

In both 2012 and 2011, no officer or director received any cash compensation from the Company.

This table itemizes the compensation owed to John Ayling, who served as Chief Executive Officer/Chief Accounting Officer during 2010, 2011 and 2012.  Mr. Ayling’s compensation was not paid but booked as an expense for the years 2010, 2011 and 2012 and also as a payable.  There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2012 exceeded $100,000.

	Compensation
	Year	Mgmt Fee	Stock Grant
John Ayling	2012	$120,000	0
John Ayling	2011	$120,000	0
John Ayling	2010	$120,000	0

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the years ended December 31, 2012 and 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of December 31, 2012.

	Amount and
	Nature of
Name and Address	Beneficial		Percentage	Percentage
of Beneficial Owner (1)	Ownership (2)		of Common	Of Preferred
John R. Ayling	2,161,847	(3)	15.5%	-
	974,156		-	100.0%
All Officers and Directors As a Group	2,161,847	(3)	15.5%	-
DABE Inc	1,028,410	(3)	7.4%	-
Capital First Corporation, LLC	974,156		-	100.0%
Olympic Pools, Inc.	1,133,437		8.1%	-

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

During 2012 and 2011, the Company had demand notes outstanding to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis.  Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral.  Mr. Ayling is the sole shareholder of DABE, Inc.

Item 14 Principal Accountant Fees and Services

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $24,500 and $24,500 to the Company for professional services rendered for the audit of our 2012 and 2011 financial statements and review of the financial statements included in our 10-Q filings for the first three quarters of 2012 and 2011.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2012 and 2011 for assurance and related services that are reasonably related to the performance of the 2012 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2012 and 2011 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2012 and 2011 for services not described above.

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

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

(c) Reports on Form 8-K. None.

Date: April 15, 2013	/s/ John R. Ayling
John R. Ayling, Chief
Executive Officer/Chief Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LD HOLDINGS, INC.
 (Registrant)

Dated: April 15, 2013
By: /s/ John R. Ayling
Name: John R. Ayling
Title: Chairman and CEO/Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John R. Ayling	Chairman & CEO, Director/Chief Accounting Officer	April 15, 2013
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

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LD Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LD Holdings, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LD Holdings, Inc. as of December 31, 2012 and 2011 and the results of its operations, changes in shareholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LD Holdings, Inc. will continue as a going concern.  As more fully described in the notes to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2012.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in the notes.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2013

LD Holdings, Inc.
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets

Current Assets
Cash	$3,521	$1,765
Prepaid expenses	16,000	-
Inventory	6,034	5,091
Total Current Assets	25,555	6,856
Equipment, net of accumulated depreciation	28,856	37,244
Total Assets	$54,411	$44,100

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,712,071	$1,601,195
Accrued interest payable	145,388	182,295
Accrued interest payable - related parties	485,224	419,622
Promissory notes payable	147,897	178,940
Promissory notes payable - related parties	1,725,125	1,504,457

Total Current Liabilities	4,215,705	3,886,509

Commitments and Contingencies

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized 24,945,351 (2012) and 21,025,061 (2011) shares issued and outstanding, respectively	24,945	21,025
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,373,448	4,099,435
Accumulated deficit	(8,569,429)	(7,972,611)

Total Stockholders' Impairment	(4,161,294)	(3,842,409)

Total Liabilities and Stockholders' Impairment	$54,411	$44,100

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2012	2011

Net Sales -
Net Sales	189,553	320,185

Cost of Sales	86,821	153,654

Gross Profit	102,732	166,531

Selling, General &
Administrative Expenses	649,744	646,736
Operating Loss	(547,012)	(480,205)

Other Income (Expense)
Interest expense	(72,006)	(74,468)
Gain from settlement	22,200	-

Total Other Income (Expense)	(49,806)	(74,468)

Net Loss	$(596,818)	$(554,673)
Loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted Average Common Shares Outstanding	23,707,341	20,101,705

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Impairment
Years Ended December 31, 2012 and 2011

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Impairment

Balance, January 1, 2011	18,275,061	$18,275	974,156	$9,742	$4,051,935	$(7,417,938)	$(3,337,986)

Shares issued for service	2,750,000	2,750			47,500		50,250

Net loss, 2011						(554,673)	(554,673)

Balance, December 31, 2011	21,025,061	$21,025	974,156	$9,742	$4,099,435	$(7,972,611)	$(3,842,409)

Shares sold	800,000	800			23,200		24,000

Shares issued to convert liabilities	2,770,290	2,770			94,663		97,433

Shares issued for services	350,000	350			156,150		156,500

Net loss, 2012						(596,818)	(596,818)

Balance, December 31, 2012	24,945,351	$24,945	974,156	$9,742	$4,373,448	$(8,569,429)	$(4,161,294)

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011

Cash Flows From Operating Activities:
Net Loss	$(596,818)	$(554,673)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	10,517	4,568
Gain from Settlement	(22,200)	-
Shares issued for services	140,500	50,250

Changes in Operating Assets and Liabilities
Inventory	(943)	1,320
Accounts payable and accrued expenses	157,076	192,897
Accrued interest payable	5,483	7,815
Accrued interest payable - related parties	65,602	67,472
Net Cash Used by Operating Activities	(240,783)	(230,351)

Cash Flows From Investing Activities
Purchase of equipment	(2,129)	(29,024)

Net Cash Used in Investing Activities	(2,129)	(29,024)

Cash Flows From Financing Activities
Proceeds from related party notes payable	220,668	238,320
Proceeds from common stock issuance	24,000	-

Net Cash Provided by Financing Activities	244,668	238,320

Net (Decrease) in Cash and Equivalents	1,756	(21,055)

Cash and Equivalents at Beginning of Year	1,765	22,820
Cash and Equivalents at End of Year	$3,521	$1,765

Non Cash Financing and Investing Activities
Conversion of debt and accrued interest to common stock	$73,433	$-
Conversion of accounts payable for common stock	$46,200	$-
Issuance of common stock for services	$156,500	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

Inventories

Inventories are valued at the lower of cost (first-in, first out) or market.  At December 31, 2012 and 2011, inventories consisted of food and beverage associated with its restaurant valued at $6,034 and $5,091, respectively.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in the circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the Company determines the amount of the impairment by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  No impairment losses were recognized during the years ended December 31, 2012 and 2011.

Revenue Recognition

Revenue is recognized at the time the service is rendered.  Revenue is recognized as income when the goods and service has been sold and rendered.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2012 and 2011, were $5,486 and $330 respectively.

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

The Company adopted authoritative guidance relating to the accounting for uncertainty in income taxes.  The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.  There are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2012 and 2011.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. There were no common stock equivalents outstanding at December 31, 2012 and 2011.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss of $596,818 and $554,673 during the years ended December 31, 2012 and 2011, respectively.  Also, as of December 31, 2012, the Company had $3,521 in cash, and current liabilities exceeded current assets by $4,190,150.  These factors all raise substantial doubt about the ability of the Company to continue as a going concern.  Due to these conditions, the auditors have issued a going concern opinion.

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

3.  PROPERTY AND EQUIPMENT

	12/31/2012	12/31/11

Equipment & Fixtures	$15,473	$13,878

Leasehold Improvements	19,309	19,309

Computer Equipment	9,634	9,099

Less accumulated amortization and depreciation	(15,560)	(5,042)

	$28,856	$37,244

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 were $10,518 and $4,568, respectively.

4.  RELATED PARTY TRANSACTIONS

Notes payable at December 31, 2012 and 2011 consist of the following:

	2012	2011

Notes payable – DABE, Inc. – with interest accruing at 10% per annum and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of DABE, Inc.	$343,652	$343,652

Note payable – Capital First Management, Inc. – secured, and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of Capital First Management, Inc.	1,062,547	841,879

Notes payable – former president. The former president has advanced $290,000 with various notes bearing interest at 12%.	290,000	290,000

Notes payable – OPI, PCPI; OMC and LD LLC – non-interest bearing and due on demand. John Ayling, the CEO of Leisure Direct, Inc., is the sole member of OPI & PCPI.	28,926	28,926

	$1,725,125	$1,504,457

5.  PROMISSORY NOTES PAYABLE

Notes payable at December 31, 2012 and 2011 consist of the following:

	2012	2011

Notes payable - $100,000 bearing interest at 30% due March 9, 2006. The loan is currently in default.	100,000	100,000

Notes payable – unsecured bearing interest at 6%. Payment was due March 24, 2008 in full plus unpaid interest. The note is currently in default.	15,000	15,000

Notes payable – Bank – line of credit of $25,000 bearing interest at prime plus 6 ½%. The loan is currently in default.	11,897	11,897

Notes payable – Individuals at 10% - 12%. Notes are currently in default.	21,000	52,043

	$147,897	$178,940

6.  STOCKHOLDERS' IMPAIRMENT

On February 28, 2012, LD Holdings, Inc. (LDHL) sold 800,000 restricted shares of the Company’s common stock in a private transaction for $24,000 ($0.03 a share).  The stock was sold to two individual long-term investors.

On April 17, 2012, LD Holdings signed a Management and Business Development Consulting Agreement with Financial Wellness LLC.  Financial Wellness will assist the company in the development and implementation of its business plan.  Per the agreement, the consultant will be compensated through the issuance of 1 million stock options with an exercise price of $0.10 with a possible 15 million additional options contingent on the 1 million being exercised.  The options were originally to expire June 30, 2012 and were extended to August 31, 2012.  The Agreement with Financial Wellness LLC expired on August 31, 2012 along with any current and subsequent options.

On April 18, 2012, LD Holdings, Inc. converted $73,433 of debt and accrued interest from a former officer of LD Holdings into 2,670,290 shares of common stock of LD Holdings, Inc.

On August 15, 2012, LD Holdings signed three (3) consulting agreements and two (2)debt to equity conversion agreements for a total consideration of 200,000 shares (valued at $0.24 per share) of the Company’s common stock.  The consulting agreements are for one (1) year and include services for software development, website development, newsletter design, restaurant marketing system and other educational materials.  The debt to equity conversion agreements are for the extinguishment of approximately $46,000 of debt.

On October 3, 2012, LD Holdings, Inc. signed two one year consulting agreements and issued 250,000 shares of common stock to be held as a prorated retainer.  On October 31, 2012 LD Holdings, Inc. exercised its right to terminate both agreements and is seeking to recover the retainer shares.  LD Holdings, Inc. recorded an expense in the amount of $132,500 which was the fair market value of the shares on the date of issuance.

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

7.  INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2012	2011

Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%

Effective tax rates	-%	-%

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes.  The primary differences result from recognition of net operating loss carry forwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

	December 31,
	2012	2011

Deferred tax asset, non-current	$3,191,075	$3,021,971
Total valuation allowance recognized for deferred taxes	(3,191,075)	(3,021,971)

Net deferred tax asset	$-	$-

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

The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

	Federal	State
Available Through
2021	262,952	262,952
2022	121,232	121,232
2023	127,017	127,017
2024	3,020,391	3,020,391
2025	1,014,436	1,014,436
2026	1,064,000	1,064,000
2027	406,645	406,645
2028	274,414	274,414
2029	388,876	388,876
2030	341,725	341,725
2031	491,682	491,682
2032	464,318	464,318

Total	$7,977,688	$7,977,688

8.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense for the years ended December 31, 2012 and 2011 was $30,000 each year.

The Company entered into a sublease agreement with an unrelated Limited Liability Company effective October 18, 2010.  The agreement was for a term of three months and month to month thereafter on the rent commencement date at a rate of $5,000 per month exclusive of minimum monthly combined area maintenance charges.  Rent expense was $0 and $43,634  for the years  ended December 31, 2012 and 2011, respectively.  This amount has been accrued on the books of the company.  The lease and commitment terminated August 31, 2011.

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.

Future minimum rental payments under leases are as follows:

2013	31,350
2014	2,700
Total	$34,050

Rent expense for the years ended December 31, 2012 and 2011 was $57,150 and $114,100 respectively.