Form 10-Q
period 2013-03-31
LD HOLDINGS, INC.
filed 2013-05-17
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

As of  May 17, 2013 24,945,351 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [    ]   No   [X]

 Part 1. Financial Information

LD Holdings, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
Assets	(unaudited)

Current Assets
Cash	$5,845	$3,521
Prepaid Expenses	10,000	16,000
Inventory	5,250	6,034
Total Current Assets	21,095	25,555
Equipment, net of accumulated depreciation	26,227	28,856
Total Assets	$47,322	$54,411

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,748,639	$1,712,071
Accrued interest payable	145,993	145,388
Accrued interest payable - related parties	501,660	485,224
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	1,789,922	1,725,125

Total Current Liabilities	4,334,111	4,215,705

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized 24,945,351 (2013) and 24,945,351 (2012) shares issued and outstanding, respectively	24,945	24,945
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,373,448	4,373,448
Accumulated deficit	(8,694,924)	(8,569,429)

Total Stockholders' Impairment	(4,286,789)	(4,161,294)

Total Liabilities and Stockholders' Impairment	$47,322	$54,411

  The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net Sales	41,045	43,458

Total Net Sales	41,045	43,458

Cost of Sales	17,918	17,039

Gross Profit	23,127	26,419

Selling, General & Administrative Expenses	131,080	107,963

Operating Loss	(107,953)	(81,544)

Other Income (Expense)
Interest expense	(17,542)	(18,517)

Total Other Income (Expense)	(17,542)	(18,517)

Net Loss	$(125,495)	$(100,061)

Loss per share, basic and diluted	(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	24,945,351	21,075,335

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Cash Flows From Operating Activities:
Net Loss	$(125,495)	$(100,061)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation	2,629	2,572
Shares issued for services	6,000	-

Changes in Operating Assets and Liabilities
Inventory	784	(509)
Accounts payable and accrued expenses	36,568	24,242
Accrued interest payable	605	1,947
Accrued interest payable - related parties	16,436	15,649

Net Cash (Used) in Operating Activities	(62,473)	(56,160)

Cash Flows From Investing Activities
Purchase of equipment	-	(537)

Net Cash (Used) in Investing Activities	-	(537)

Cash Flows From Financing Activities
Proceeds from related party notes payable	64,797	31,154
Proceeds from common stock issuance	-	24,000

Net Cash Provided by Financing Activities	64,797	55,154

Net Increase/ (Decrease) in Cash and Equivalents	2,324	(1,543)

Cash and Equivalents at Beginning of Year	3,521	1,765
Cash and Equivalents at End of Year	$5,845	$222

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

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

2. Basis of Presentation

The accompanying financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss of $125,495 during the three months ended March 31, 2013.  Also, as of March 31, 2013, the Company had $5,845 in cash, and current liabilities exceeded its current assets by $4,313,016.

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

4. Commitments and contingencies

The Company leases its office space from a related party, Capital First Management, Inc., through common management and ownership, on a month-to-month basis.  Rent expense for the quarter ended March 31, 2013 and 2012 was $7,500 each quarter.

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.

Future minimum rental payments under leases are as follows:

2013	$31,350
2014	2,700
Total	$34,050

 Rent expense was $7,050 and $6,000 for the quarter ended March 31, 2013 and 2012, respectively.

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

Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013 and 2012, LD Holdings had revenues of $41,045 and $43,458, respectfully.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implementation and expansion of its Business Plan.

For the three months ended March 31, 2013 and 2012, LD Holdings incurred selling, general and administrative expenses of $131,080 and $107,963, respectively, of which $30,000 and $30,000 represents the fee for the services of John R. Ayling, Chairman and CEO. The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss for the three months ended March 31, 2013 and 2012 of $107,953 and $81,544, respectively.  Funding of these expenses was from short term loans from principal shareholders.

For the three months ended March 31, 2013 and 2012, LD Holdings incurred interest expense of $17,542 and $18,517, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at March 31, 2013, of $4,313,016.  The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation.  The Company believes this amount will be substantial.

Item 3.  Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Item 4.  Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2013 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: May 17, 2013	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer