Form 10-Q
period 2013-06-30
LD HOLDINGS, INC.
filed 2013-08-19
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

As of August 19, 2013, 24,945,351 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [    ]   No   [X]

 Part 1. Financial Information
LD Holdings, Inc.
Consolidated Balance Sheets
	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Current Assets
Cash	$3,843	$3,521
Prepaid expenses	4,000	16,000
Inventory	4,935	6,034
Total Current Assets	12,778	25,555
Equipment, net of accumulated depreciation	23,597	28,856
Total Assets	$36,375	$54,411

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,784,410	$1,712,071
Accrued interest payable	147,114	145,388
Accrued interest payable - related parties	518,276	485,224
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	1,875,557	1,725,125

Total Current Liabilities	4,473,254	4,215,705

Commitments and Contingencies

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized and 24,945,351 shares issued and outstanding	24,945	24,945
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,373,448	4,373,448
Accumulated deficit	(8,845,014)	(8,569,429)

Total Stockholders' Impairment	(4,436,879)	(4,161,294)

Total Liabilities and Stockholders' Impairment	$36,375	$54,411

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total Net Sales	$38,745	$46,278	$79,790	$89,736

Cost of Sales	19,768	25,557	37,686	42,596

Gross Profit	18,977	20,721	42,104	47,140

Selling, General &
Administrative Expenses	151,330	130,892	282,410	238,855
Operating Loss	(132,353)	(110,171)	(240,306)	(191,715)

Other Income (Expense)
Interest expense	(17,737)	(17,365)	(35,279)	(35,882)

Total Other Income (Expense)	(17,737)	(17,365)	(35,279)	(35,882)

Net Loss	$(150,090)	$(127,536)	$(275,585)	$(227,597)
Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	24,945,351	23,469,420	24,945,351	22,521,248

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash Flows From Operating Activities:
Net Loss	$(275,585)	$(227,597)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	5,259	5,209
Shares issued for services	12,000	-

Changes in Operating Assets and Liabilities
Inventory	1,099	(845)
Accounts payable and accrued expenses	72,339	71,721
Accrued interest payable	1,726	2,733
Accrued interest payable - related parties	33,052	32,227
Net Cash (Used) by Operating Activities	(150,110)	(116,552)

Cash Flows From Investing Activities
Purchase of equipment	-	(1,456)

Net Cash (Used) in Investing Activities	-	(1,456)

Cash Flows From Financing Activities
Proceeds from related party notes payable	150,432	92,989
Proceeds from common stock issuance	-	24,000

Net Cash Provided by Financing Activities	150,432	116,989

Net Increase/(Decrease) in Cash and Equivalents	322	(1,019)

Cash and Equivalents at Beginning of Year	3,521	1,765
Cash and Equivalents at End of Year	$3,843	$746

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

2. Basis of Presentation
The accompanying financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.
3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $275,585 during the six months ended June 30, 2013. Also, as of June 30, 2013, the Company had $3,843 in cash, and current liabilities exceeded its current assets by $4,460,476.

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

4. Commitments and contingencies

The Company leases  its office space from a related party, Capital First Management, Inc., through common management and ownership, on a month-to-month basis.  Rent expense for the six months ended June 30, 2013 and 2012 was $15,000 each period.

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.

Future minimum rental payments under leases are as follows:

2013	$31,350
2014	2,700
Total	$34,050

 Rent expense was $14,100 and $14,100 for the six months ended June 30, 2013 and 2012, respectively.

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

Three and Six Months Ended June 30, 2013 and 2012

For the three and six months ended June 30, 2013 and 2012 LD Holdings had revenues of $38,745 and $79,790 and $46,278 and $89,736, respectfully.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implementation and expansion of its Business Plan.

For the three and six months ended June 30, 2013 and 2012 cost of sales on revenues was $19,768 and $37,686 for 2013 and $25,557 and $42,596 for 2012. For the three and six months ended June 30, 2013 and 2012 LD Holdings incurred selling, general and administrative expenses of $151,330 and $282,410 for 2013 and $130,892 and $238,855 for 2012, of which $30,000 and $60,000 and $30,000 and $60,000 represents the fee for the services of John R. Ayling, Chairman and CEO.   The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss for the three and six months ended June 30, 2013 and 2012 of $132,353 and $240,306 and $110,171 and $191,715, respectively. Funding of these expenses was from short term loans from principal shareholders.

For the three and six months ended June 30, 2013 and 2012 LD Holdings incurred interest expense of $17,737 and $35,279 and $17,365 and $35,882, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

For the three and six months ended June 30, 2013 and 2012 the net loss was $150,090 and $275,585 and $127,536 and $227,597.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at June 30, 2013, of $4,460,476. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: August 19, 2013	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer