Form 10-Q
period 2013-09-30
LD HOLDINGS, INC.
filed 2013-11-14
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of November 14, 2013, 24,945,351 shares of Common Stock issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

LD Holdings, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets

Current Assets
Cash	$1,050	$3,521
Prepaid expenses	-	16,000
Inventory	5,054	6,034
Total Current Assets	6,104	25,555
Equipment, net of accumulated depreciation	20,969	28,856
Total Assets	$27,073	$54,411

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$917,846	$1,712,071
Accrued expense - related party	901,000	917,846
Accrued interest payable	148,246	145,388
Accrued interest payable - related parties	535,075	485,224
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	1,964,574	1,725,125

Total Current Liabilities	4,614,638	4,215,705

Commitments and Contingencies

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized and 24,945,351 shares issued and outstanding	24,945	24,945
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,373,448	4,373,448
Accumulated deficit	(8,995,700)	(8,569,429)

Total Stockholders' Impairment	(4,587,565)	(4,161,294)

Total Liabilities and Stockholders' Impairment	$27,073	$54,411

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Total Net Sales	$38,748	$51,910	$118,538	$141,646

Cost of Sales	22,453	22,850	60,139	65,446

Gross Profit	16,295	29,060	58,399	76,200

Selling, General &
Administrative Expenses	148,595	139,443	431,049	378,298
Operating Loss	(132,300)	(110,383)	(372,650)	(302,098)

Other Income (Expense)
Interest expense	(18,342)	(17,808)	(53,621)	(53,690)
Gain from settlement		22,200		22,200

Total Other Income (Expense)	(18,342)	4,392	(53,621)	(31,490)

Net Loss	$(150,642)	$(105,991)	$(426,271)	$(333,588)
Loss per share, basic and diluted	$(0.01)	$-	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding	24,945,351	24,417,673	24,945,351	24,384,234

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash Flows From Operating Activities:
Net Loss	$(426,271)	$(333,588)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	7,887	7,816
Stock based compensation	16,000	4,000
Gain from settlement	-	(22,200)

Changes in Operating Assets and Liabilities
Inventory	980	(1,261)
Accounts payable and accrued expenses	106,775	114,852
Accrued interest payable	2,858	4,002
Accrued interest payable - related parties	49,851	48,911
Net Cash (Used) by Operating Activities	(241,920)	(177,468)

Cash Flows From Investing Activities
Purchase of equipment	-	(1,456)

Net Cash (Used) in Investing Activities	-	(1,456)

Cash Flows From Financing Activities
Proceeds from related party notes payable	239,449	156,747
Proceeds from common stock issuance	-	24,000

Net Cash Provided by Financing Activities	239,449	180,747

Net Increase/(Decrease) in Cash and Equivalents	(2,471)	1,823

Cash and Equivalents at Beginning of Year	3,521	1,765
Cash and Equivalents at End of Year	$1,050	$3,588

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Conversion of debt and accrued interest to common stock	$-	$73,433
Conversion of accounts payable for common stock	$-	$24,000
Issuance of common stock for services	$-	$48,000

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

2. Basis of Presentation

The accompanying financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2012. The condensed balance sheet at December 31, 2012 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $426,271 during the nine months ended September 30, 2013.  Also, as of September 30, 2013, the Company had $1,050 in cash, and current liabilities exceeded its current assets by $4,608,534.

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

4. Commitments and contingencies

The Company leases  its office space from a related party, Capital First Management, Inc., through common management and ownership, on a month-to-month basis.  Rent expense for the nine months ended September 30, 2013 and 2012 was $22,500 each period.

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.

Future minimum rental payments under leases are as follows:

2013	$31,350
2014	2,700
Total	$34,050

 Rent expense was $21,150 and $21,150 for the nine months ended September 30, 2013 and 2012, respectively.

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

Three and Nine Months Ended September 30, 2013 and 2012

For the three and nine months ended September 30, 2013 and 2012 LD Holdings had revenues of $38,748 and $118,538 and $51,910 and $141,646, respectfully.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three and nine months ended September 30, 2013 and 2012 cost of sales on diner revenue was $22,453 and $60,139 for 2013 and $22,850 and $65,446 for 2012.  For the three and nine months ended September 30, 2013 and 2012 LD Holdings incurred selling, general and administrative expenses of $148,595 and $431,049 and $139,443 and $378,298, respectively, of which $30,000 and $90,000 and $30,000 and $90,000 represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling’s fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss for the three and nine months ended September 30, 2013 and 2012 of $150,642 and $426,271 and $105,991 and $333,588, respectively.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the three and nine months ended September 30, 2013 and 2012 LD Holdings incurred interest expense of $18,342 and $53,621 and $17,808 and $53,690, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at September 30, 2013, of $4,608,534. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders and through the issuance of common stock.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: November 14, 2013	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer