Form 10-K
period 2013-12-31
LD HOLDINGS, INC.
filed 2014-04-15
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of our common shares held by non-affiliates of the registrant on December 31, 2013 was approximately $410,026.

As of April 15, 2014, the Issuer had 24,385,351 common shares, $.001 par value, outstanding and 974,156 preferred shares, $.001 par value, outstanding.

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

Item 2. Description of Property

The Company's executive offices and corporate offices are currently located at 1070 Commerce Drive, Building II, Suite 303, Perrysburg, Ohio 43551.  The Company shares a portion of an office complex located at this address with Capital First Corporation, a shareholder of the Company.  The Company currently pays rent of $2,500 under a sublease agreement with Capital First for this location.

The Company leases the restaurant space from an unrelated entity.  The lease agreement had an effective date of April 2011, and was for a term of three years.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDHL" since November, 2008. Prior to that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "LDTI". Set forth below are the high and low bid prices for the fiscal quarters, 2013. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2013	$.59	$.40
September 30, 2013	$.77	$.30
June 30, 2013	$.87	$.45
March 31, 2013	$.75	$.55

(b) Shareholders

On April 15, 2014, there were 165 holders of record of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities

The Company did not sell any securities during 2013 that were not registered under the Securities Act.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during 2013.

Item 6. Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and 10-Q and periodic press releases, as well as other public documents and statements, contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements.  These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company’s products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company’s reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements.  The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2013 and 2012 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of LD Holdings, Inc. and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

BALANCE SHEET

	2013	2012
Total assets	$73,420	$54,411
Current Liabilities	(4,764,350)	(4,215,705)
Long-term debt	-	-
Working capital (deficiency)	(4,709,270)	(4,190,150)
Shareholders' equity (deficit)	(4,690,930)	(4,161,294)

STATEMENT OF OPERATIONS

	For the years ended
	December 31,
	2013	2012
Total revenues	$156,914	$189,553
Operating (loss)	(486,783)	$(547,012)
Net (loss)	(557,836)	(596,818)
Net loss per common share	(.02)	(.03)
Number of shares used in Computing per share data	24,322,982	23,707,341

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2013 and 2012 LD Holdings had revenues of $156,914 and $189,553, respectfully.  LD Holdings had a working capital shortage throughout 2013 and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

LD Holdings gross margin was $78,961 and $102,732 in 2013 and 2012, respectively.  The 2013 and 2012 revenue was generated from one family diner.

During 2013 LD Holdings incurred general and administrative expenses of $565,744 compared to $649,744 in 2012.

The Company's net loss for 2013 was $557,836 compared to $596,818 in 2012.  The majority of the 2013 net loss stems from management fees, consulting fees, accounting and auditing fees and interest expense.  Funding of the company came from loans from LD Holdings' principal shareholder.

The Company had a loss for tax purposes in 2013 and 2012.  The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company cannot determine when, if ever, it will be able to use the tax loss carry forwards.

Liquidity and Capital Resources

The Company had cash of $0 as of December 31, 2013.

LD Holdings had a working capital deficit of $4,709,270 at December 31, 2013.  Although more than half of the debts that produce the deficit are owed to shareholders.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2013, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward.  The primary reason for the determination was our lack of certainty as to whether LDHL will carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2013.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes or disagreements with our Independent Registered Public Accounting Firm during the year.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of the Company’s management, including its principal executive officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the Company’s principal executive officer has concluded that LD Holding’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by LD Holding in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules based on the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles (“GAAP”), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2013, there were material weaknesses in our internal control over financial reporting.  The material weakness identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2013, the Company did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of the Company’s disclosure controls in the future the Company intends on adding financial staff resources to our accounting and finance department.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements’ report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2013 that have materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

			Director
Name	Age	Position	Since
John R. Ayling	70	CEO/CAO and Director Chairman of the Board	2003

John R. Ayling -CEO and Chairman of the Board/Chief Accounting Officer. John R. Ayling, 70, has been CEO of the Company since October of 2003.  Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm.  From 1983 to 1988, he served as a Vice President at Otherwise Securities.  From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker.  Mr. Ayling is a NASD or FINRA registered representative and holds Series 7, 24 and 63 licenses.  From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division.  Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required during 2013 by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

In both 2013 and 2012, no officer or director received any cash compensation from the Company.

This table itemizes the compensation owed to John Ayling, who served as Chief Executive Officer/Chief Accounting Officer during 2010, 2011, 2012, and 2013.  Mr. Ayling’s compensation was not paid but booked as an expense for these years and also as a payable.  There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2013 exceeded $100,000.

	Compensation
	Year	Mgmt Fee	Stock Grant
John Ayling	2013	$120,000	0
John Ayling	2012	$120,000	0
John Ayling	2011	$120,000	0
John Ayling	2010	$120,000	0

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the years ended December 31, 2013 and 2012.

Option Grants in the Last Fiscal Year

		Percent		Potential realizable
		of total		value at assumed
	Number of	options		annual rates of
	Securities	granted to		appreciation of
	Underlying	employees	Exercise	Expiration for
	Option	in fiscal	Price	option term
Name	Granted	year	($/share) Date	5%	10%
John Ayling

Aggregated Fiscal Year-End Option Values

	Number of securities underlying	Value of unexercised in-the-money
	unexercised options at fiscal	options at fiscal
Name	year-end (#) (All exercisable)	year-end ($) (All exercisable)
John Ayling	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of December 31, 2013.

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

During 2013 and 2012, the Company had demand notes outstanding to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis.  Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral.  Mr. Ayling is the sole shareholder of DABE, Inc.

Item 14 Principal Accountant Fees and Services

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $27,000 and $38,000 to the Company for professional services rendered for the audit of our 2013 and 2012, respectively, financial statements and review of the financial statements included in our 10-Q filings for the first three quarters of 2013 and 2012.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2013 and 2012 for assurance and related services that are reasonably related to the performance of the 2013 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2013 and 2012 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2013 and 2012 for services not described above.

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

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

(c) Reports on Form 8-K. None.

Date: April 15, 2014	/s/ John R. Ayling
John R. Ayling, Chief
Executive Officer/Chief Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LD HOLDINGS, INC.
 (Registrant)

Dated: April 15, 2014
By: /S/ John R. Ayling
Name: John R. Ayling
Title: Chairman and CEO/Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ John R. Ayling	Chairman & CEO, Director/Chief Accounting Officer	April 15, 2014
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

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LD Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LD Holdings, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LD Holdings, Inc. as of December 31, 2013 and 2012 and the results of its operations, changes in shareholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LD Holdings, Inc. will continue as a going concern.  As more fully described in the notes to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2013.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in the notes.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2014

LD Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

Assets

Current Assets
Cash	$-	$3,521
Prepaid expenses	50,000	16,000
Inventory	5,080	6,034
Total Current Assets	55,080	25,555
Equipment, net of accumulated depreciation	18,340	28,856
Total Assets	$73,420	$54,411

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,859,697	$1,712,071
Accrued interest payable	149,378	145,388
Accrued interest payable - related parties	551,876	485,224
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	2,055,502	1,725,125

Total Current Liabilities	4,764,350	4,215,705

Commitments and Contingencies

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized and 24,385,351 shares issued and outstanding	24,385	24,945
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,402,208	4,373,448
Accumulated deficit	(9,127,265)	(8,569,429)

Total Stockholders' Impairment	(4,690,930)	(4,161,294)

Total Liabilities and Stockholders' Impairment	$73,420	$54,411

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations

	Year ended
	December 31,
	2013	2012

Total Net Sales	$156,914	$189,553

Cost of Sales	77,953	86,821

Gross Profit	78,961	102,732

Selling, General &
Administrative Expenses	565,744	649,744
Operating Loss	(486,783)	(547,012)

Other Income (Expense)
Interest expense	(71,053)	(72,006)
Gain from settlement		22,200

Total Other Income (Expense)	(71,053)	(49,806)

Net Loss	$(557,836)	$(596,818)
Loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding	24,322,982	23,707,341

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012

Cash Flows From Operating Activities:
Net Loss	$(557,836)	$(596,818)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	10,517	10,517
Stock based compensation	16,000	-
Gain from settlement	-	(22,200)
Shares issued for services	-	140,500

Changes in Operating Assets and Liabilities
Inventory	954	(943)
Accounts payable and accrued expenses	147,625	157,076
Accrued interest payable	3,990	5,483
Accrued interest payable - related parties	66,652	65,602
Net Cash (Used) by Operating Activities	(312,098)	(240,783)

Cash Flows From Investing Activities
Purchase of equipment	-	(2,129)

Net Cash (Used) in Investing Activities	-	(2,129)

Cash Flows From Financing Activities
Advances from related party	330,377	220,668
Cancellation of shares	(21,800)	-
Proceeds from common stock issuance	-	24,000

Net Cash Provided by Financing Activities	308,577	244,668

Net Increase/(Decrease) in Cash and Equivalents	(3,521)	1,756

Cash and Equivalents at Beginning of Year	3,521	1,765
Cash and Equivalents at End of Year	$-	$3,521

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Conversion of debt and accrued interest to common stock	$-	$73,433
Conversion of accounts payable for common stock	$-	$46,200
Issuance of common stock for services	$50,000	$156,500

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Impairment
Years Ended December 31, 2013 and 2012

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Impairment

Balance, January 31, 2012	21,025,061	$21,025	974,156	$9,742	$4,099,435	$(7,972,611)	(3,842,409)

Shares sold	800,000	800			23,200		24,000

Shares issued to convert liabilities	2,770,290	2,770			94,663		97,433

Shares issued for services	350,000	350			156,150		156,500

Net loss, 2012						(596,818)	(596,818)

Balance, December 31, 2012	24,945,351	$24,945	974,156	$9,742	$4,373,448	$(8,569,429)	$(4,161,294)

Shares issued for services	100,000	100			49,900		50,000

Shares cancelled	(660,000)	(660)			(21,140)		(21,800)

Net loss, 2013						(557,836)	(557,836)

Balance, December 31, 2013	24,385,351	$24,385	974,156	$9,742	4,402,208	$(9,127,265)	$(4,690,930)

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

Inventories

Inventories are valued at the lower of cost (first-in, first out) or market.  At December 31, 2013 and 2012, inventories consisted of food and beverage associated with its restaurant valued at $5,080 and $6,034, respectively.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in the circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the Company determines the amount of the impairment by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  No impairment losses were recognized during the years ended December 31, 2013 and 2012.

Revenue Recognition

Revenue is recognized at the time the service is rendered.  Revenue is recognized as income when the goods and service has been sold and rendered.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2013 and 2012, were $3,464 and $5,486 respectively.

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

The Company adopted authoritative guidance relating to the accounting for uncertainty in income taxes.  The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.  There are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2013 and 2012.

The Company’s income tax returns are subject to examination by the appropriate tax jurisdictions.  As of December 31, 2013, the Company’s federal and various state tax returns generally remain open for the last three years.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. There were no common stock equivalents outstanding at December 31, 2013 and 2012.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss of $557,836 and $596,818 during the years ended December 31, 2013 and 2012, respectively.  Also, as of December 31, 2013, the Company had $0 in cash, and current liabilities exceeded current assets by $4,709,270.  These factors all raise substantial doubt about the ability of the Company to continue as a going concern.  Due to these conditions, the auditors have issued a going concern opinion.

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

3.  PROPERTY AND EQUIPMENT

	12/31/2013	12/31/2012

Equipment & Fixtures	$15,473	$15,473

Leasehold Improvements	19,309	19,309

Computer Equipment	9,634	9,634

Less accumulated amortization and depreciation	(26,076)	(15,560)

	$18,340	$28,856

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 were $10,516 and $10,518, respectively.

4.  RELATED PARTY TRANSACTIONS

Notes payable at December 31, 2013 and 2012 consist of the following:

	2013	2012

Notes payable – DABE, Inc. – with interest accruing at 10% per annum and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of DABE, Inc.	$343,652	$343,652

Note payable – Capital First Management, Inc. – secured, and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of Capital First Management, Inc.	1,392,924	1,062,547

Notes payable – former president. The former president has advanced $290,000 with various notes bearing interest at 12%.	290,000	290,000

Notes payable – OPI, PCPI; OMC and LD LLC – non-interest bearing and due on demand. John Ayling, the CEO of Leisure Direct, Inc., is the sole member of OPI & PCPI.	28,926	28,926

	$2,055,502	$1,725,125

5.  PROMISSORY NOTES PAYABLE

Notes payable at December 31, 2013 and 2012 consist of the following:

	2013	2012

Notes payable - $100,000 bearing interest at 30% due March 9, 2006. The loan is currently in default.	$100,000	$100,000

Notes payable – unsecured bearing interest at 6%. Payment was due March 24, 2008 in full plus unpaid interest. The note is currently in default.	15,000	15,000

Notes payable – Bank – line of credit of $25,000 bearing interest at prime plus 6 ½%. The loan is currently in default.	11,897	11,897

Notes payable – Individuals at 10% - 12%. Notes are currently in default.	21,000	21,000

	$147,897	$147,897

6.  STOCKHOLDERS' IMPAIRMENT

On November 15, 2013, LD Holdings, Inc. signed a consulting agreement with Tony Elder.  Under this agreement, Mr. Elder will provide services through his investment website, blog and personal contacts to promote the Company’s common stock and assist in the promotion and fundraising activities in exchange for 100,000 shares of the Common Stock of the Company.  The agreement is through December 31, 2014.

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

On April 18, 2012, LD Holdings, Inc. converted $73,433 of debt and accrued interest from a former officer of LD Holdings into 2,290 shares of common stock of LD Holdings, Inc.

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

On October 3, 2012, LD Holdings, Inc. signed two one year consulting agreements and issued 250,000 shares of common stock to be held as a prorated retainer.  On October 31, 2012 LD Holdings, Inc. exercised its’ right to terminate both agreements and is seeking to recover the retainer shares.  LD Holdings, Inc. recorded an expense in the amount of $132,500 which was the fair market value of the shares on the date of issuance.

7.  INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2013	2012

Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%

Effective tax rates	-%	-%

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes.  The primary differences result from recognition of net operating loss carry forwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

	December 31,
	2013	2012

Deferred tax asset, non-current	$3,652,937	$3,191,075
Total valuation allowance recognized for deferred taxes	(3,652,937)	(3,191,075)

Net deferred tax asset	$-	$-

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

The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

	Federal	State
Available Through
2020	262,952	262,952
2021	121,232	121,232
2022	127,017	127,017
2023	3,020,391	3,020,391
2024	1,014,436	1,014,436
2025	1,064,000	1,064,000
2026	406,645	406,645
2027	274,414	274,414
2028	388,876	388,876
2029	341,725	341,725
2030	491,682	491,682
2031	464,318	464,318
2032	596,818	596,818
2033	557,836	557,836

Total	$9,132,342	$9,132,342

8.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense for the years ended December 31, 2013 and 2012 was $30,000 each year.

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.

Future minimum rental payments under leases are as follows:

2013	31,350
2014	2,700
Total	$34,050

Rent expense for the years ended December 31, 2013 and 2012 was $58,200 and $57,150 respectively.