Form 10-Q
period 2014-03-31
LD HOLDINGS, INC.
filed 2014-05-20
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of May 20, 2014, 24,385,351 shares of Common Stock issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

LD Holdings, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets

Current Assets
Cash	$-	$-
Prepaid expenses	37,500	50,000
Inventory	-	5,080
Total Current Assets	37,500	55,080
Equipment, net of accumulated depreciation	15,711	18,340
Total Assets	$53,211	$73,420

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,888,722	$1,859,697
Accrued interest payable	150,501	149,378
Accrued interest payable - related parties	568,539	551,876
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	2,076,032	2,055,502

Total Current Liabilities	4,831,691	4,764,350

Commitments and Contingencies

Stockholders' Impairment
Common stock, par value $0.001; 900,000,000 shares authorized and 24,385,351 shares issued and outstanding	24,385	24,385
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Additional paid in capital	4,402,208	4,402,208
Accumulated deficit	(9,214,815)	(9,127,265)

Total Stockholders' Impairment	(4,778,480)	(4,690,930)

Total Liabilities and Stockholders' Impairment	$53,211	$73,420

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Sales - related party	$15,000	$-

Cost of Sales	-	-

Gross Profit	15,000	-

Selling, General &
Administrative Expenses	79,511	96,477
Operating Loss	(64,511)	(96,477)

Other Income (Expense)
Interest expense	(17,786)	(17,542)
Gain from settlement	-	-
Total Other Income (Expense)	(17,786)	(17,542)

Loss from continuing operations	(82,297)	(114,019)
Loss from discontinued operations	(5,253)	(11,476)

Net Loss	$(87,550)	$(125,495)

Loss from continuing operations	$-	$(0.01)
Loss from discontinued operations	$-	$-
Loss per share, basic and diluted	$-	$(0.01)

Weighted Average Common Shares Outstanding	24,385,351	24,945,351

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Cash Flows From Operating Activities:
Net Loss	$(87,550)	$(125,495)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	2,629	2,629
Shares issued for services	12,500	6,000

Changes in Operating Assets and Liabilities
Inventory	5,080	784
Accounts payable and accrued expenses	29,025	36,568
Accrued interest payable	1,123	605
Accrued interest payable - related parties	16,663	16,436
Net Cash (Used) by Operating Activities	(20,530)	(62,473)

Cash Flows From Investing Activities
Purchase of equipment	-	-

Net Cash (Used) in Investing Activities	-	-

Cash Flows From Financing Activities
Advances from related party	20,530	64,797

Net Cash Provided by Financing Activities	20,530	64,797

Net Increase/(Decrease) in Cash and Equivalents	-	2,324

Cash and Equivalents at Beginning of Year	-	3,521
Cash and Equivalents at End of Year	$-	$5,845

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Issuance of common stock for services	$-	$50,000

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

Due to the extremely rough winter in the Midwest and the results of water damage, the Company has decided not to renew its’ lease and discontinued operations in the Toledo diner in January.

The Company does consulting work for Capital First Management Inc. by sourcing clients for Capital First Management and uses its shareholder base and other leads to help build Capital First’s website nanocapnation.com.  The Company also consults with Capital First’s other businesses.  The services are performed under contract and revenue is recognized as services are performed.

2. Basis of Presentation

The accompanying financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2013.  The condensed balance sheet at December 31, 2013 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $87,550 during the three months ended March 31, 2014.  Also, as of March 31, 2014, the Company had $0 in cash, and current liabilities exceeded its current assets by $4,794,191.

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

4. Commitments and contingencies

The Company leases  its office space from a related party, Capital First Management, Inc., through common management and ownership, on a month-to-month basis.  Rent expense for the three months ended March 31, 2014 and 2013 was $7,500 each period.

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.

Future minimum rental payments under leases are as follows:

2014	2,700
Total	$2,700

 Rent expense was $0 and $7,050 for the three months ended March 31, 2014 and 2013, respectively.

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

Critical Accounting Policies

The Company does consulting work for Capital First Management Inc. by sourcing clients for Capital First Management and uses its shareholder base and other leads to help build Capital First’s website nanocapnation.com.  The Company also consults with Capital First’s other businesses.  The services are performed under contract and revenue is recognized as services are performed.

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

The company is establishing an Area Sales Director Business Model in a three state area (Ohio, Michigan and Indiana) initially.  If this three state model proves successful, a national rollout would follow.

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

Boomer's Diner, Inc., a Michigan corporation and wholly owned subsidiary of LD Holdings, Inc. (LDHL), opened for business in Monroe, Michigan in October, 2010.  On August 28, 2011, the company closed its Monroe, Michigan diner, and on October 17, 2011, the company opened a Boomers Diner in Toledo, Ohio.  In January 2014, the Company closed its Toledo, Ohio diner.

This subsidiary's business plan compliments the business plan of LDHL, which is to help facilitate the transfer of "Baby Boomer" businesses in the $2-$20 million annual sales range to younger generations.  Collaboration of business resources, lead generation and other business services will expand and leverage the footprint of LDHL.

Three Months Ended March 31, 2014 and 2013

For the three months ended March 31, 2014 and 2013 LD Holdings had revenues of $15,000 and $0.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three months ended March 31, 2014 and 2013 LD Holdings incurred selling, general and administrative expenses of $79,511 and $96,477, of which $30,000 and $30,000 represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling’s fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss from continuing operations for the three months ended March 31, 2014 and 2013 of $64,511 and $96,477.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the three months ended March 31, 2014 and 2013 LD Holdings incurred interest expense of $17,786 and $17,542.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

For the three months ended March 31, 2014 and 2013 the Company had a loss from continuing operations of $82,297 and $114,019.  The loss from discontinued operations for the three months ended March 31, 2014 and 2013 was $5,253 and $11,476, resulting in a net loss of $87,550 and $125,495, respectively.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at March 31, 2014, of $4,794,191. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders and through the issuance of common stock.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: May 20, 2014	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer