Form 10-Q
period 2014-06-30
LD HOLDINGS, INC.
filed 2014-08-19
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

As of August 19, 2014, 24,385,351 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [    ]   No   [X]

 Part 1. Financial Information

LD Holdings, Inc.
Consolidated Balance Sheets
	June 30,	December 31,
	2014	2013
	(unaudited)
Assets

Current Assets
Cash	$110	$-
Prepaid expenses	25,000	50,000
Inventory	-	5,080
Total Current Assets	25,110	55,080
Equipment, net of accumulated depreciation	-	18,340
Total Assets	$25,110	$73,420

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,914,168	$1,859,697
Accrued interest payable	151,623	149,378
Accrued interest payable - related parties	585,539	551,876
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	2,100,886	2,055,502

Total Current Liabilities	4,900,113	4,764,350

Commitments and Contingencies

Stockholders' Impairment
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Common stock, par value $0.001; 900,000,000 shares authorized and 24,385,351 shares issued and outstanding	24,385	24,385
Additional paid in capital	4,402,208	4,402,208
Accumulated deficit	(9,311,338)	(9,127,265)

Total Stockholders' Impairment	(4,875,003)	(4,690,930)

Total Liabilities and Stockholders' Impairment	$25,110	$73,420

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Total Net Sales	$15,000	$-	$30,000	$-

Cost of Sales	6,000	-	12,000	-

Gross Profit	9,000	-	18,000	-

Selling, General &
Administrative Expenses	67,827	97,429	141,338	204,968
Operating Loss	(58,827)	(97,429)	(123,338)	(204,968)

Other Income (Expense)
Interest expense	(17,785)	(17,737)	(35,571)	(35,279)

Total Other Income (Expense)	(17,785)	(17,737)	(35,571)	(35,279)

Loss from continuing operations	(76,612)	(115,166)	(158,909)	(240,247)
Loss from discontinued operations	(19,911)	(34,924)	(25,164)	(35,338)

Net Loss	$(96,523)	$(150,090)	$(184,073)	$(275,585)
Net loss per share:
Loss per share, continuing operations	$-	$(0.01)	$(0.01)	$(0.01)
Loss per share, discontinued operations	-	-	-	-
Net loss per share, basic and diluted	-	(0.01)	(0.01)	(0.01)

Weighted Average Common Shares Outstanding	24,385,351	24,945,351	24,385,351	24,945,351

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash Flows From Operating Activities:
Net Loss	$(184,073)	$(275,585)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	2,629	5,259
Loss from debt extinguishment (discontinued operation)	11,611	-

Changes in Operating Assets and Liabilities
Prepaid expenses	25,000	12,000
Inventory	5,080	1,099
Accounts payable and accrued expenses	62,571	72,339
Accrued interest payable	2,245	1,726
Accrued interest payable - related parties	33,663	33,052
Net Cash (Used) by Operating Activities	(41,274)	(150,110)

Cash Flows From Investing Activities
Purchase of equipment	-	-

Net Cash (Used) in Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from related party notes payable	41,384	150,432
Proceeds from common stock issuance	-	-

Net Cash Provided by Financing Activities	41,384	150,432

Net Increase/(Decrease) in Cash and Equivalents	110	322

Cash and Equivalents at Beginning of Year	-	3,521
Cash and Equivalents at End of Year	$110	$3,843

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Settlement of lease obligation by abandonment of property	$8,100	$-

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

2. Basis of Presentation

The accompanying financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2013.  The condensed balance sheet at December 31, 2013 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $184,073 during the six months ended June 30, 2014.  Also, as of June 30, 2014, the Company had $110 in cash, and current liabilities exceeded its current assets by $4,875,003.

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

4. Commitments and contingencies

The Company leases  its office space from a related party, Capital First Management, Inc., through common management and ownership, on a month-to-month basis.  Rent expense for the six months ended June 30, 2014 and 2013 was $16,000 and $15,000 for six months ended June 30, 2013.

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.  During the second quarter of 2014, a new agreement was entered into in which the Company agreed to pay $500 for 8 months.

Future minimum rental payments under leases are as follows:

5 months	2,500
Total	$2,500

 Rent expense was $8,100 and $14,100 for the six months ended June 30, 2014 and 2013, respectively.

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

Three and Six Months Ended June 30, 2014 and 2013

For the three and six months ended June 30, 2014 and 2013 LD Holdings had revenues of 15,000 and $30,000 and $0 and $0, respectfully.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implementation and expansion of its Business Plan.

For the three and six months ended June 30, 2014 and 2013 cost of sales on revenues was $6,000 and $12,000 for 2014 and $0 and $0 for 2013. For the three and six months ended June 30, 2014 and 2013 LD Holdings incurred selling, general and administrative expenses of $67,827 and $141,338 for 2014 and $97,429 and $204,968 for 2013, of which $30,000 and $60,000 and $30,000 and $60,000 represents the fee for the services of John R. Ayling, Chairman and CEO.   The fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss for the three and six months ended June 30, 2014 and 2013 of $58,827 and $123,338 and $97,429 and $204,968, respectively. Funding of these expenses was from short term loans from principal shareholders.

For the three and six months ended June 30, 2014 and 2013 LD Holdings incurred interest expense of $17,785 and $35,571 and $17,737 and $35,279, respectively. Interest expense was accrued, and will be paid when the operations of the company permit payment.

For the three and six months ended June 30, 2014 and 2013 the net loss was $96,523 and $184,073 and $150,090 and $275,585.

Liquidity and Capital Requirements

LD Holdings had a net operating working deficit, at June 30, 2014, of $4,875,003. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders.

LD Holdings is seeking additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2014 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: August 19, 2014	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer