Form 10-Q
period 2014-09-30
LD HOLDINGS, INC.
filed 2014-11-19
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

As of November 19, 2014, 24,385,351 shares of Common Stock were issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [    ]   No   [X]

 Part 1. Financial Information

LD Holdings, Inc.
Consolidated Balance Sheets
	September 30,	December 31,
	2014	2013
	(unaudited)
Assets

Current Assets
Cash	$110	$-
Prepaid expenses	12,500	50,000
Inventory	-	5,080
Total Current Assets	12,610	55,080
Equipment, net of accumulated depreciation	-	18,340
Total Assets	$12,610	$73,420

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$1,944,167	$1,859,697
Accrued interest payable	152,746	149,378
Accrued interest payable - related parties	602,202	551,876
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	2,120,435	2,055,502

Total Current Liabilities	4,967,447	4,764,350

Commitments and Contingencies

Stockholders' Impairment
Preferred stock, par value $0.001; 10,000,000 shares authorized 974,156 shares issued and outstanding	9,742	9,742
Common stock, par value $0.001; 900,000,000 shares authorized and 24,385,351 shares issued and outstanding	24,385	24,385
Additional paid in capital	4,402,208	4,402,208
Accumulated deficit	(9,391,172)	(9,127,265)

Total Stockholders' Impairment	(4,954,837)	(4,690,930)

Total Liabilities and Stockholders' Impairment	$12,610	$73,420

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Total Net Sales	$15,000	$-	$45,000	$-

Cost of Sales	6,000	-	18,000	-

Gross Profit	9,000	-	27,000	-

Selling, General &
Administrative Expenses	71,048	97,855	212,386	302,867
Operating Loss	(62,048)	(97,855)	(185,386)	(302,867)

Other Income (Expense)
Interest expense	(17,785)	(18,342)	(53,357)	(53,621)

Total Other Income (Expense)	(17,785)	(18,342)	(53,357)	(53,621)
Loss from continuing operations Loss from discontinued operations
Net Loss	$(79,833)	$(150,642)	$(263,907)	$(426,271)
Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	24,945,351	24,945,351	24,945,351	24,945,351

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash Flows From Operating Activities:
Net Loss	$(263,907)	$(426,271)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	2,629	7,887
Stock based compensation	37,500	16,000
Loss from debt extinguishment (discontinued operations)	11,611	-

Changes in Operating Assets and Liabilities
Inventory	5,080	980
Accounts payable and accrued expenses	92,570	106,775
Accrued interest payable	3,368	2,858
Accrued interest payable - related parties	50,326	49,851
Net Cash (Used) by Operating Activities	(60,823)	(241,920)

Cash Flows From Investing Activities
Purchase of equipment	-	-

Net Cash (Used) in Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from related party notes payable	60,933	239,449
Proceeds from common stock issuance	-	-

Net Cash Provided by Financing Activities	60,933	239,449

Net Increase/(Decrease) in Cash and Equivalents	110	(2,471)

Cash and Equivalents at Beginning of Year	-	3,521
Cash and Equivalents at End of Year	$110	$1,050

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Settlement of Lease Obligation by Abandonment of Property	$8,100	$-
Conversion of accounts payable for common stock	$-	$-
Issuance of common stock for services	$-	$-

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

2. Basis of Presentation

The accompanying financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-K for the year ended December 31, 2013. The condensed balance sheet at December 31, 2013 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $263,907 during the nine months ended September 30, 2014.  Also, as of September 30, 2014, the Company had $110 in cash, and current liabilities exceeded its current assets by $4,954,837.

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

4. Commitments and contingencies

The Company leases  its office space from a related party, Capital First Management, Inc., through common management and ownership, on a month-to-month basis.  Rent expense for the nine months ended September 30, 2014 and 2013 was $23,500 and $22,500.

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.  During the second quarter of 2014, a new agreement was entered into in which the Company agreed to pay $500 for 8 months.

Future minimum rental payments under leases are as follows:

2 months	1,000
Total	$1,000

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

Three and Nine Months Ended September 30, 2014 and 2013

For the three and nine months ended September 30, 2014 and 2013 LD Holdings had revenues of $15,000 and $45,000 and $0 and $0, respectively.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three and nine months ended September 30, 2014 and 2013 cost of sales on diner revenue was $6,000 and $18,000 for 2014 and $0 and $0 for 2013.  For the three and nine months ended September 30, 2014 and 2013 LD Holdings incurred selling, general and administrative expenses of $71,048 and $212,386 and $97,855 and $302,867, respectively, of which $30,000 and $90,000 and $30,000 and $90,000 represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling’s fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss for the three and nine months ended September 30, 2014 and 2013 of $62,048 and $185,386 and $97,855 and $302,867, respectively.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the three and nine months ended September 30, 2014 and 2013 LD Holdings incurred interest expense of $17,785 and $53,357 and $18,342 and $53,621, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at September 30, 2014, of $4,954,837. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders and through the issuance of common stock.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: November 19, 2014	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer