Form 10-K
period 2014-12-31
LD HOLDINGS, INC.
filed 2015-04-16
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of our common shares held by non-affiliates of the registrant on December 31, 2014 was approximately $410,026.

As of April 16, 2015, the Issuer had 25,280,351 common shares, $.001 par value, outstanding and 974,156 preferred shares, $.001 par value, outstanding.

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

-Because of our limited operating history, LD Holdings has little historical financial data on which to base our plans for future operations.  Management will have to budget capital investment and expenses based, in large part, on our expectation of future revenues.  If those expectations are not met, LD Holdings Inc. may exhaust its capital resources before it achieves operational stability.

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

This subsidiary's business plan complements the business plan of LDHL, which is to help facilitate the transfer of "Baby Boomer" businesses in the $2-$20 million annual sales range to younger generations.  Collaboration of business resources, lead generation and other business services will expand and leverage the footprint of LDHL.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDHL" since November, 2008. Prior to that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "LDTI". Set forth below are the high and low bid prices for the fiscal quarters in 2014. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2014	$.50	$.15
September 30, 2014	$.48	$.27
June 30, 2014	$.78	$.33
March 31, 2014	$.70	$.34

(b) Shareholders

On April 15, 2015, there were 167 holders of record of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities

The Company did not sell any securities during 2014 that were not registered under the Securities Act.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during 2014.

Item 6. Selected Financial Data

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2014 and 2013 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of LD Holdings, Inc. and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

BALANCE SHEET

	2014	2013
Total assets	$20,776	$73,420
Current Liabilities	(5,108,947)	(4,764,350)
Long-term debt	-	-
Working capital (deficiency)	(5,088,171)	(4,709,270)
Shareholders' equity (deficit)	(5,088,171)	(4,690,930)

STATEMENT OF OPERATIONS

	For the years ended
	December 31,
	2014	2013
Total revenues	$60,000	$0
Net (loss)	(419,741)	(557,836)
Net loss per common share	(.02)	(.02)
Number of shares used in Computing per share data	24,391,720	24,945,351

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2014 and 2013 LD Holdings had revenues of $60,000 and $0, respectfully. In 2013 the entity that was generating operating revenue was discontinued in early 2014, therefore, those revenues are reported as Discontinued Operations. The 2014 revenues are for consulting services from a related party. LD Holdings had a working capital shortage throughout 2014 and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

LD Holdings gross margin was $36,000 and $0 in 2014 and 2013, respectively. In 2013 the remaining entity that generated operating revenues and cost of goods sold was discontinued resulting in the gross margin being a part of Discontinued Operations.  In 2014, consulting costs of $24,000 related to the affiliate revenue above were incurred.

During 2014 LD Holdings incurred general and administrative expenses of $360,504 compared to $392,949 in  2013..

The Company's net loss for 2014 was $419,741 compared to $557,836 in 2013.  The majority of the 2014 net loss stems from management fees, consulting fees, accounting and auditing fees and interest expense.  Funding of the company came from loans from LD Holdings' principal shareholder.

The Company had a loss for tax purposes in 2014 and 2013.  The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company cannot determine when, if ever, it will be able to use the tax loss carry forwards.

Liquidity and Capital Resources

The Company had cash of $151 as of December 31, 2014.

LD Holdings had a working capital deficit of $5,088,171 at December 31, 2014.  The working capital requirements of LD Holdings have been funded primarily with loans from shareholders and through the issuance of common stock.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2014, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward.  The primary reason for the determination was our lack of certainty as to whether LDHL will carry on profitable operations in the future.  Revenue for consulting services is recognized at the time the service has been rendered.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2014.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The period covered by this Annual Report, is under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on the performance of the evaluation of the Company’s internal controls, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2014, there were material weaknesses in our internal control over financial reporting.  The material weakness identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2014, the Company did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of the Company’s disclosure controls in the future the Company intends on adding financial staff resources to our accounting and finance department.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2014 that have materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

			Director
Name	Age	Position	Since
John R. Ayling	71	CEO/CAO and Director Chairman of the Board	2003

John R. Ayling -CEO and Chairman of the Board/Chief Accounting Officer. John R. Ayling, 71, has been CEO of the Company since October of 2003.  Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm.  From 1983 to 1988, he served as a Vice President at Otherwise Securities.  From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker.  Mr. Ayling is a NASD or FINRA registered representative and holds Series 7, 24 and 63 licenses.  From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division.  Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required during 2014 by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

In both 2014 and 2013, no officer or director received any cash compensation from the Company.

This table itemizes the compensation owed to John Ayling, who served as Chief Executive Officer/Chief Accounting Officer during 2010, 2011, 2012, 2013 and 2014.  Mr. Ayling’s compensation was not paid but booked as an expense for these years and also as a payable.  Mr. Ayling has the option to take all or part of his compensation in stock at various rates between $0.01 and $0.50 per share.There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2014 exceeded $100,000.

	Compensation
	Year	Mgmt Fee	Stock Grant

John Ayling	2014	$120,000	0
John Ayling	2013	$120,000	0
John Ayling	2012	$120,000	0

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the years ended December 31, 2014 and 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of December 31, 2014.

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

During 2014 and 2013, the Company had demand notes outstanding to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis.  Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral.  Mr. Ayling is the sole shareholder of DABE, Inc.

Item 14 Principal Accountant Fees and Services

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $27,000 and $27,000 to the Company for professional services rendered for the audit of our 2014 and 2013, respectively, financial statements and review of the financial statements included in our 10-Q filings for the first three quarters of 2014 and 2013.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2014 and 2013 for assurance and related services that are reasonably related to the performance of the 2014 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2014 and 2013 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2014 and 2013 for services not described above.

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

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

(c) Reports on Form 8-K. None.

Date: April 16, 2015	/s/ John R. Ayling
John R. Ayling, Chief
Executive Officer/Chief Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LD HOLDINGS, INC.
 (Registrant)

Dated: April 16, 2015
By: /S/ John R. Ayling
Name: John R. Ayling
Title: Chairman and CEO/Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ John R. Ayling	Chairman & CEO, Director/Chief Accounting Officer	April 16, 2015
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

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LD Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LD Holdings, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LD Holdings, Inc. as of December 31, 2014 and 2013 and the results of its operations, changes in shareholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LD Holdings, Inc. will continue as a going concern.  As more fully described in the notes to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2014.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in the notes.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 16, 2015

LD Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets

Current Assets
Cash	$151	$-
Prepaid expenses	20,625	50,000
Inventory	-	5,080
Total Current Assets	20,776	55,080
Equipment, net of accumulated depreciation	-	18,340
Total Assets	$20,776	$73,420

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$2,104,842	$1,859,697
Accrued interest payable	152,800	149,378
Accrued interest payable - related parties	618,865	551,876
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	2,084,543	2,055,502

Total Current Liabilities	5,108,947	4,764,350

Commitments and Contingencies

Stockholders' Impairment
Preferred stock, par value $0.001; 10,000,000 shares authorized , 974,156 shares issued and outstanding	9,742	9,742
Common stock, par value $0.001; 900,000,000 shares authorized, 24,460,351 and 24,385,351 shares issued and outstanding as of December 31, 2014 and 2013, respectively	24,460	24,385
Additional paid in capital	4,424,633	4,402,208
Accumulated deficit	(9,547,006)	(9,127,265)

Total Stockholders' Impairment	(5,088,171)	(4,690,930)

Total Liabilities and Stockholders' Impairment	$20,776	$73,420

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations

	Year ended
	December 31,
	2014	2013

Sales - related party	$60,000	$-

Cost of Sales	24,000	-

Gross Profit	36,000	-

Selling, General & Administrative Expenses	360,504	392,949
Operating Loss	(324,504)	(392,949)

Other Income (Expense)
Interest expense	(70,073)	(71,053)
Total Other Income (Expense)	(70,073)	(71,053)

Loss from continuing operations	(394,577)	(464,002)
Loss from discontinued operations	(25,164)	(93,834)

Net Loss	$(419,741)	$(557,836)

Loss from continuing operations	$(0.02)	$(0.02)
Loss from discontinued operations	$-	$-
Loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding	24,391,720	24,945,351

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(419,741)	$(557,836)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	2,628	10,517
Stock based compensation	50,000	16,000
Loss from Fixed Asset Disposal	11,612	-

Changes in Operating Assets and Liabilities
Prepaid expense	1,875	-
Inventory	5,080	954
Accounts payable and accrued expenses	253,346	147,625
Accrued interest payable	3,421	3,990
Accrued interest payable - related parties	66,889	66,652
Net Cash (Used) by Operating Activities	(24,890)	(312,098)
Cash Flows From Financing Activities
Advances from related party	25,041	330,377
Cancellation of shares	-	(21,800)

Net Cash Provided by Financing Activities	25,041	308,577

Net Increase/(Decrease) in Cash and Equivalents	151	(3,521)

Cash and Equivalents at Beginning of Year	-	3,521
Cash and Equivalents at End of Year	$151	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities

Settlement of Lease Obligation by Abandonment of Property	$8,100	$-
Issuance of common stock for future services	$22,500	$50,000

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Impairment
Years Ended December 31, 2014 and 2013

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Impairment

Balance, January 1, 2013	24,945,351	$24,945	974,156	$9,742	$4,373,448	$(8,569,429)	(4,161,294)

Shares cancelled	(660,000)	(660)			(21,140)		(21,800)

Shares issued for services	100,000	100			49,900		50,000

Net loss, 2013						(557,836)	(557,836)

Balance, December 31, 2013	24,385,351	$24,385	974,156	$9,742	$4,402,208	$(9,127,265)	$(4,690,930)

Shares issued for services	75,000	75			22,425		22,500

Net loss, 2014						(419,741)	(419,741)

Balance, December 31, 2014	24,460,351	$24,460	974,156	$9,742	$4,424,633	$(9,547,006)	$(5,088,171)

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

The Company plans to acquire companies in a three state area and then eventually roll out nationally.

In October 2010, as part of a broader plan, the Company opened the first of a series of diners it plans to open in the Midwest.  It closed its diner in Monroe, Michigan at the end of August, 2011 and opened a new diner in Toledo, Ohio in October, 2011.  The diners catered to the baby boomer generation with a family orientation. In early 2014, the last of the diners closed.

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

Inventories

Inventories are valued at the lower of cost (first-in, first out) or market.  At December 31, 2014 and 2013, inventories consisted of food and beverage associated with its restaurant valued at $0 and $5,080, respectively.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in the circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the Company determines the amount of the impairment by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  No impairment losses were recognized during the years ended December 31, 2014 and 2013.
Revenue Recognition

Revenue for consulting services is recognized at the time the service has been rendered.  Revenue for food and beverage sales were recognized as income when the goods were sold to customers.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2014 and 2013, were $1,905 and $3,464 respectively.

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

The Company adopted authoritative guidance relating to the accounting for uncertainty in income taxes.  The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.  There are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2014 and 2013.

The Company’s income tax returns are subject to examination by the appropriate tax jurisdictions.  As of December 31, 2014, the Company’s federal and various state tax returns generally remain open for the last three years.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. There were no common stock equivalents outstanding at December 31, 2014 and 2013.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $419,741 and $557,836 during the years ended December 31, 2014 and 2013, respectively. Also, as of December 31, 2014, the Company had $151 in cash, and current liabilities exceeded current assets by $5,088,171. These factors all raise substantial doubt about the ability of the Company to continue as a going concern. In their report for the fiscal year ended December 31, 2014, our auditors have expressed an opinion that, as a result of the conditions noted, there is substantial doubt regarding our ability to continue as a going concern.

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

3.  PROPERTY AND EQUIPMENT

	12/31/2014	12/31/2013

Equipment & Fixtures	$-	$15,473

Leasehold Improvements	-	19,309

Computer Equipment	-	9,634

Less accumulated amortization and depreciation	-	(26,076)

	$-	$28,340

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 were $2,628 and $10,516, respectively. In early 2014, the fixed assets were transferred to the owner of the leased property formerly occupied by the last diner in settlement of back rent.  There was a loss recognized for $11,612..

4.  RELATED PARTY TRANSACTIONS

Notes payable at December 31, 2014 and 2013 consist of the following:

	2014	2013

Notes payable – DABE, Inc. – with interest accruing at 10% per annum and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of DABE, Inc.	$343,652	$343,652

Note payable – Capital First Management, Inc. – secured, and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of Capital First Management, Inc.	1,421,965	1,392,924

Notes payable – former president. The former president has advanced $290,000 with various notes bearing interest at 12%.	290,000	290,000

Notes payable – OPI, PCPI; OMC and LD LLC – non-interest bearing and due on demand. John Ayling, the CEO of Leisure Direct, Inc., is the sole member of OPI & PCPI.	28,926	28,926

	$2,084,543	$2,055,502

5.  PROMISSORY NOTES PAYABLE

Notes payable at December 31, 2014 and 2013 consist of the following:

	2014	2013

Notes payable - $100,000 bearing interest at 30% due March 9, 2006. The loan is currently in default.	$100,000	$100,000

Notes payable – unsecured bearing interest at 6%. Payment was due March 24, 2008 in full plus unpaid interest. The note is currently in default.	15,000	15,000

Notes payable – Bank – line of credit of $25,000 bearing interest at prime plus 6 ½%. The loan is currently in default.	11,897	11,897

Notes payable – Individuals at 10% - 12%. Notes are currently in default.	21,000	21,000

	$147,897	$147,897

6.  STOCKHOLDERS' IMPAIRMENT

On December 1, 2014, LD Holdings, Inc. entered into an agreement with an Investment Banking firm and issued 75,000 shares as compensation. The total compensation was valued at $0.30 per share based on the commitment date share value. At December 31, 2014, $1,875 was recorded as consulting expense, and $20,625 was in prepaid expenses.

On November 15, 2013, LD Holdings, Inc. signed a consulting agreement with an Independent Consultant.  Under this agreement, the Consultant, will provide services through his investment website, blog and personal contacts to promote the Company’s common stock and assist in the promotion and fundraising activities in exchange for 100,000 shares of the Common Stock of the Company.  The agreement is through December 31, 2014. The Company recognized $50,000 in consulting expense under the contract in 2014.

7.  INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2014	2013

Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%

Effective tax rates	-%	-%

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes.  The primary differences result from recognition of net operating loss carry forwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

	December 31,
	2014	2013

Deferred tax asset, non-current	$3,820,833	$3,652,937
Total valuation allowance recognized for deferred taxes	(3,820,833)	(3,652,937)

Net deferred tax asset	$-	$-

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

The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

	Federal	State
Available Through
2020	262,952	262,952
2021	121,232	121,232
2022	127,017	127,017
2023	3,020,391	3,020,391
2024	1,014,436	1,014,436
2025	1,064,000	1,064,000
2026	406,645	406,645
2027	274,414	274,414
2028	388,876	388,876
2029	341,725	341,725
2030	491,682	491,682
2031	464,318	464,318
2032	596,818	596,818
2033	557,836	557,836
2034	419,741	419,741
Total	$9,552,083	$9,552,083

8.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense for the years ended December 31, 2014 and 2013 was $30,000 each year.

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.  During the second quarter of 2014, a new agreement was entered into in which the Company agreed to pay $500 for 8 months.

Rent expense for the years ended December 31, 2014 and 2013 was $33,100 and $58,200 respectively.

9. SUBSEQUENT EVENTS

During the first quarter of 2015 the company issued 820,000 shares to several individuals as compensation for services rendered to the company.

On March 16, 2015 the company entered into an agreement with an individual consultant to develop a marketing, sales, business development and communication service.