Form 10-Q
period 2015-03-31
LD HOLDINGS, INC.
filed 2015-05-20
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of May 20, 2015, 25,280,351 shares of Common Stock issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

LD Holdings, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets

Current Assets
Cash	$151	$151
Prepaid expenses	42,338	20,625

Total Current Assets	$42,489	$20,776

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$2,148,568	$2,104,842
Accrued interest payable	153,923	152,800
Accrued interest payable - related parties	635,463	618,865
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties; net of debt discount of $1,549 and $0	2,100,494	2,084,543

Total Current Liabilities	5,186,345	5,108,947

Commitments and Contingencies

Stockholders' Impairment
Preferred stock, par value $0.001; 10,000,000 shares authorized and 974,156 shares issued and outstanding	9,742	9,742
Common stock, par value $0.001; 900,000,000 shares authorized and 25,280,351 and 24,460,351 shares, respectively, issued and outstanding	25,280	24,460
Additional paid in capital	4,503,851	4,424,633
Accumulated deficit	(9,682,729)	(9,547,006)

Total Stockholders' Impairment	(5,143,856)	(5,088,171)

Total Liabilities and Stockholders' Impairment	$42,489	$20,776

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Sales - related party	$15,000	$15,000

Cost of Sales	4,800	6,000

Gross Profit	10,200	9,000

Selling, General &
Administrative Expenses	127,946	73,511
Operating Loss	(117,746)	(64,511)

Other Income (Expense)
Interest expense	(17,977)	(17,786)
Total Other Income (Expense)	(17,977)	(17,786)

Loss from continuing operations	(135,723)	(82,297)
Loss from discontinued operations	-	(5,253)

Net Loss	$(135,723)	$(87,550)

Loss from continuing operations	$(0.01)	$-
Loss from discontinued operations	$-	$-
Loss per share, basic and diluted	$(0.01)	$-

Weighted Average Common Shares Outstanding	25,198,129	24,385,351

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Cash Flows From Operating Activities:
Net Loss	$(135,723)	$(87,550)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	-	2,629
Shares issued for services	78,340	12,500
Intrinsic value of beneficial conversion feature	1,698	-

Changes in Operating Assets and Liabilities
Inventory	-	5,088
Prepaid Expense	(21,713)	-
Accounts payable and accrued expenses	43,726	29,025
Accrued interest payable	1,123	1,123
Accrued interest payable - related parties	16,598	16,663
Net Cash (Used) by Operating Activities	(15,951)	(62,473)

Cash Flows From Investing Activities
Net Cash (Used) in Investing Activities	-	-
Cash Flows From Financing Activities
Proceeds from related party notes payable	15,951	-
Advances from related party	-	20,530

Net Cash Provided by Financing Activities	15,951	20,530

Net Increase/(Decrease) in Cash and Equivalents	-	-

Cash and Equivalents at Beginning of Year	151	-
Cash and Equivalents at End of Year	$151	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The attached notes are an integral part of these consolidated financial statements.

1. Basis of Presentation

The accompanying financial statements included herein  have been prepared  in conformity  with accounting  principles generally  accepted in the  United States of America  and pursuant  to the rules and regulations of the Securities and Exchange Commission ("SEC").

The condensed balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

2. Summary of Significant Accounting Policies

Nature of Organization

LD Holdings, Inc. (the Company), formerly Leisure Direct, Inc., was formed on January 1, 2000 under the name of ePoolSpas.com, Inc. The formation was effected by the issuance of 1,750,000 shares of the Company’s common stock for the intangible assets of theformer operating companies, Olympic Pools, Inc. and Preferred Concrete Placement, Inc. The Company is located in Perrysburg, Ohio. The Company plans to acquire companies in a three (3) state area and then eventually roll out nationally. In October 2010, as part of a broader plan, the Company opened the first of a series of diners it plans to open in the Midwest.It closed its diner in Monroe, Michigan at the end of August, 2011 and opened a new diner in Toledo, Ohio in October 2011. The diners catered to thebaby boomer generation with a family orientation. In early 2014, the last of the diners closed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure ofcontingent  assets and  liabilities at  the date of the financial  statements  and the reported  amounts of  revenue and expenses  during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair values  of accounts  payable and  other short-term  obligations approximate their carrying  values because of the short-term maturity of these financial  instruments.  Cash and Cash Equivalents for the purpose of the statements of Cash Flows, Cash Equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of the three (3) months or less.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $135,723 during the three months ended March 31, 2015.  Also, as of March 31, 2015, the Company had $151 in cash, and current liabilities exceeded its current assets by $5,143,856. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. Commitments and contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense was $7,500 and $7,500 for the three months ended March 31, 2015 and 2014, respectively.

5. Stockholders’ Impairment

During the first quarter of 2015 the company issued 820,000 shares to four (4) individuals as compensation for services rendered to the company. Of these shares, 720,000 shares were cancellable at the option of the Company after the first three months of the annual contract, therefore only the consulting fees earned in the first quarter of 2015 were recognized as expense. The total compensation was valued at $0.28 per share based on the commitment date share value.  At March 31, 2015, a balance of $42,338 in these fees was recorded as a prepaid expense.

On March 16, 2015 the company entered into an agreement with an individual consultant to develop a marketing, sales, business development and communication service. The agreement was subsequently cancelled in May 2015.

On December 1, 2014, LD Holdings, Inc. entered into an agreement with an Investment Banking firm and issued 75,000 shares as compensation. The total compensation was valued at $0.30 per share based on the commitment date share value. For the three months ended March 31, 2015, $5,623 was recorded as consulting expense, and $15,000 was in prepaid expenses.

On November 15, 2013, LD Holdings, Inc. signed a consulting agreement with an Independent Consultant.  Under this agreement, the Consultant, will provide services through his investment website, blog and personal contacts to promote the Company’s common stock and assist in the promotion and fundraising activities in exchange for 100,000 shares of the Common Stock of the Company.  The agreement was through December 31, 2014.   The Company recognized $12,500 in consulting expense under the contract for the three months ended March 31, 2014.

6. Convertible Notes

In March 2015, the Company issued a total of $17,500 in promissory notes payable to related party shareholders. The notes bear interest at 10% per year, compounded annually and payable quarterly. The notes mature on December 31, 2017. The Company may prepay the notes upon written notice to the holders. The notes are convertible at any time by the holder at a conversion price of $0.25 per share. Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $1,698 for the beneficial conversion feature underlying these notes. Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial conversion feature. A total of $149 was amortized to interest expense during the three months ended March 31, 2015.

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

Three Months Ended March 31, 2015 and 2014

For the three months ended March 31, 2015 and 2014 LD Holdings had revenues of $15,000 and $15,000, respectively, all from a related party.  For the three months ended March 31, 2015 and 2014 LD Holdings incurred cost of sales of $4,800 and $6,000, respectively.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three months ended March 31, 2015 and 2014 LD Holdings incurred selling, general and administrative expenses of $127,946 and $73,511, of which $30,000 and $30,000 represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling’s fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The increase in operating expenses was due to stock-based compensation under new consulting arrangements incurred during the three months ended March 31, 2015. The total operating expenses resulted in an operating loss from continuing operations for the three months ended March 31, 2015 and 2014 of $110,246 and $64,511.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the three months ended March 31, 2015 and 2014 LD Holdings incurred interest expense of $17,977 and $17,786.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

For the three months ended March 31, 2015 and 2014 the Company had a loss from continuing operations of $135,723 and $82,297.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at March 31, 2015, of $5,143,856. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders and through the issuance of common stock.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2015 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In the First Quarter of 2015, the Company sold $17,500 of Convertible Promissory Notes in a Private Placement to four (4) existing shareholders.

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

LD Holdings, Inc.

Date: May 20, 2015	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer