Form 10-Q
period 2015-06-30
LD HOLDINGS, INC.
filed 2015-08-20
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of August 19, 2015, 25,280,351 shares of Common Stock issued and outstanding, and 974,156 Preferred Stock issued and  outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

LD Holdings, Inc.
Consolidated Balance Sheets

	June30,	December 31,
	2015	2014
	(unaudited)
Assets

Current Assets
Cash	$4,720	$151
Prepaid expenses	32,801	20,625

Total Current Assets	$37,521	$20,776

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$2,148,569	$2,104,842
Accrued interest payable	155,868	152,800
Accrued interest payable - related parties	652,828	618,865
Promissory notes payable - net of debt discount of $3,756 and $0	236,642	147,897
Promissory notes payable - related parties	2,078,430	2,084,543

Total Current Liabilities	5,272,337	5,108,947

Commitments and Contingencies

Stockholders' Impairment
Preferred stock, par value $0.001; 10,000,000 shares authorized and 974,156 shares issued and outstanding	9,742	9,742
Common stock, par value $0.001; 900,000,000 shares authorized and 25,280,351 and 24,460,351 shares, respectively, issued and outstanding	25,280	24,460
Additional paid in capital	4,506,254	4,424,633
Accumulated deficit	(9,776,092)	(9,547,006)

Total Stockholders' Impairment	(5,234,816)	(5,088,171)

Total Liabilities and Stockholders' Impairment	$37,521	$20,776

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales - related party	$15,000	$15,000	$30,000	$30,000

Cost of Sales	4,800	6,000	9,600	12,000

Gross Profit	10,200	9,000	20,400	18,000

Selling, General &
Administrative Expenses	84,207	67,827	212,153	141,338
Operating Loss	(74,007)	(58,827)	(191,753)	(123,338)

Other Income (Expense)
Interest expense	(19,356)	(17,785)	(37,333)	(35,571)
Total Other Income (Expense)	(19,356)	(17,785)	(37,333)	(35,571)

Loss from continuing operations	(93,363)	(76,612)	(229,086)	(158,909)
Loss from discontinued operations	-	(19,911)	-	(25,164)

Net Loss	$(93,363)	$(96,523)	$(229,086)	$(184,073)

Loss from continuing operations	$-	$-	$(0.01)	$(0.01)
Loss from discontinued operations	$-	$-	$-	$-
Loss per share, basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	25,280,351	24,385,351	25,198,129	24,385,381

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(229,086)	$(184,073)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	-	2,629
Shares issued for services	78,340	11,611
Amortization of debt discount - beneficial coversion features	611	-

Changes in Operating Assets and Liabilities
Inventory	-	5,080
Prepaid Expense	(12,176)	25,000
Accounts payable and accrued expenses	43,727	62,571
Accrued interest payable	3,068	2,245
Accrued interest payable - related parties	33,963	33,663
Net Cash (Used) by Operating Activities	(81,553)	(41,274)

Cash Flows From Investing Activities
Net Cash (Used) in Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from related party notes payable	92,500	-
Advances (repayments) from related party - net	(6,378)	41,384

Net Cash Provided by Financing Activities	86,122	110

Net Increase/(Decrease) in Cash and Equivalents	4,569	-

Cash and Equivalents at Beginning of Year	151	-
Cash and Equivalents at End of Year	$4,720	$110

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Settlement of lease obligations by abandonment of property	$-	$8,100
Recognition of debt discount from beneficial conversion features	$4,367	$-

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

2. Summary of Significant Accounting Policies

Nature of Organization

LD Holdings, Inc. (the Company), formerly Leisure Direct, Inc., was formed on January 1, 2000 under the name of ePoolSpas.com, Inc. The formation was effected by the issuance of 1,750,000 shares of the Company’s common stock for the intangible assets of the former operating companies, Olympic Pools, Inc. and Preferred Concrete Placement, Inc. The Company is located in Perrysburg, Ohio. The Company plans to acquire companies in a three (3) state area and then eventually roll out nationally. In October 2010, as part of a broader plan, the Company opened the first of a series of diners it plans to open in the Midwest.It closed its diner in Monroe, Michigan at the end of August, 2011 and opened a new diner in Toledo, Ohio in October 2011. The diners catered to the baby boomer generation with a family orientation. In early 2014, the last of the diners closed.

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

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $229,086 during the six months ended June 30, 2015.  Also, as of June 30, 2015, the Company had $4,720 in cash, and current liabilities exceeded its current assets by $5,234,816. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. Commitments and contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense was $15,000 and $15,000 for the six months ended June 30, 2015 and 2014, respectively.

5. Stockholders’ Impairment

During the first quarter of 2015 the company issued 820,000 shares to four (4) individuals as compensation for services rendered to the company. The total compensation was valued at $0.28 per share based on the commitment date share value.  At June 30, 2015, a balance of $23,426 in these fees was recorded as a prepaid expense.

On March 16, 2015 the company entered into an agreement with an individual consultant to develop marketing, sales, business development and communication service. The agreement was subsequently cancelled in June 2015.

On December 1, 2014, LD Holdings, Inc. entered into an agreement with an Investment Banking firm and issued 75,000 shares as compensation. The total compensation was valued at $0.30 per share based on the commitment date share value. For the six months ended June 30, 2015, $11,250 was recorded as consulting expense, and $9,375 was in prepaid expenses.

On November 15, 2013, LD Holdings, Inc. signed a consulting agreement with an Independent Consultant.  Under this agreement, the Consultant, will provide services through his investment website, blog and personal contacts to promote the Company’s common stock and assist in the promotion and fundraising activities in exchange for 100,000 shares of the Common Stock of the Company.  The agreement was through December 31, 2014.   The Company recognized $25,000 in consulting expense under the contract for the six months ended June 30, 2014.

6. Convertible Notes

In March 2015, the Company issued a total of $17,500 in promissory notes payable to related party shareholders. In the second quarter of 2015, the Company issued a total of $75,000 of additional promissory notes payable. The notes bear interest at 10% per year, compounded annually and payable quarterly. The notes mature on December 31, 2017. The Company may prepay the notes upon written notice to the holders. The notes are convertible at any time by the holder at a conversion price of $0.25 per share. Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $4,367 for the beneficial conversion feature underlying these notes. Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial conversion feature. A total of $611 was amortized to interest expense during the six months ended June 30, 2015.

The promissory notes payable were due to have paid interest quarterly.  The interest had been accrued, however, the first interest payments did not get remitted until after the due date of July 10, 2015 and is in default in the second quarter 2015.

7. Subsequent Events

On July 15, 2015, the Directors of LD Holdings, Inc., signed a corporate resolution to reduce the number of authorized preferred shares, $0.001 par value, to 974,156 and the number of authorized common shares, $0.001 par value, to 25,840,351.

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

Three and Six Months Ended June 30, 2015 and 2014

For the three and six months ended June 30, 2015 and 2014 LD Holdings had revenues of $15,000 and $15,000, and $30,000 and $30,000, respectively, all from a related party.  For the three and six months ended June 30, 2015 and 2014 LD Holdings incurred cost of sales of $4,800 and $6,000, and $9,600 and $12,000, respectively.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three and six months ended June 30, 2015 and 2014 LD Holdings incurred selling, general and administrative expenses of $84,207 and $67,827, and $212,153 and $141,338, respectively, of which $30,000 and $30,000, and $60,000 and $60,000, respectively, represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling’s fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The increase in operating expenses was due to stock-based compensation under new consulting arrangements incurred during the six months June 30, 2015. The total operating expenses resulted in an operating loss from continuing operations for the three and six months ended June 30, 2015 and 2014 of $93,363 and $76,612, and $229,086 and $158,909, respectively.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the three and six months ended June 30, 2015 and 2014 LD Holdings incurred interest expense of $19,356 and $17,785, and $37,363 and 35,571, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at June 30, 2015, of $5,234,816. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders and through the issuance of common stock.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2015 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In the First Quarter of 2015, the Company sold $17,500 of Convertible Promissory Notes in a Private Placement to four (4) existing shareholders.  In the Second Quarter of 2015, the Company sold $75,000 of Convertible Promissory Notes in a Private Placement to eleven (11) existing shareholders.

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

LD Holdings, Inc.

Date: August 19, 2015	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer