Form 10-Q
period 2015-09-30
LD HOLDINGS, INC.
filed 2015-11-16
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of November 16, 2015, 25,280,351 shares of Common Stock issued and outstanding, and 974,156 Preferred Stock issued and  outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

LD Holdings, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets

Current Assets
Cash	$8,653	$151
Prepaid expenses	23,222	20,625

Total Current Assets	$31,875	$20,776

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$2,110,731	$2,104,842
Accrued interest payable	161,301	152,800
Accrued interest payable - related parties	673,535	618,865
Promissory notes payable; net of debt discount of $6,810 and $0	351,087	147,897
Promissory notes payable - related parties	2,056,419	2,084,543

Total Current Liabilities	5,353,073	5,108,947

Commitments and Contingencies

Stockholders' Impairment
Preferred stock, par value $0.001; 974,156 shares authorized, issued and outstanding	9,742	9,742
Common stock, par value $0.001; 25,280,351 and 24,460,351 shares, respectively, authorized, issued and outstanding	25,280	24,460
Additional paid in capital	4,510,370	4,424,633
Accumulated deficit	(9,866,590)	(9,547,006)

Total Stockholders' Impairment	(5,321,198)	(5,088,171)

Total Liabilities and Stockholders' Impairment	$31,875	$20,776

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales - related party	$15,000	$15,000	$45,000	$45,000

Cost of Sales	4,800	6,000	14,400	18,000

Gross Profit	10,200	9,000	30,600	27,000

Selling, General &
Administrative Expenses	76,100	71,048	288,253	212,386
Operating Loss	(65,900)	(62,048)	(257,653)	(185,386)

Other Income (Expense)
Interest expense	(19,796)	(17,785)	(61,931)	(53,357)
Total Other Income (Expense)	(19,796)	(17,785)	(61,931)	(53,357)

Loss from continuing operations	(85,696)	(79,833)	(319,584)	(238,743)
Loss from discontinued operations	-	-	-	(25,164)

Net Loss	$(85,696)	$(79,833)	$(319,584)	$(263,907)

Loss from continuing operations	$-	$-	$(0.01)	$(0.01)
Loss from discontinued operations	$-	$-	$-	$-
Loss per share, basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	25,280,351	24,385,351	25,250,241	24,385,351

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash Flows From Operating Activities:
Net Loss	$(319,584)	$(263,907)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	-	2,629
Shares issued for services	78,340	49,111
Amortization of debt discount-beneficial conversion features	1,407	-

Changes in Operating Assets and Liabilities
Inventory	-	5,080
Prepaid Expense	(2,597)	-
Accounts payable and accrued expenses	5,889	92,570
Accrued interest payable	8,501	3,368
Accrued interest payable - related parties	54,670	50,326
Net Cash (Used) by Operating Activities	(173,374)	(60,823)

Cash Flows From Financing Activities
Proceeds from notes payable	210,000	-
Advances from (repayments to) related party	(28,124)	60,933

Net Cash Provided by Financing Activities	181,876	60,933

Net Increase in Cash and Equivalents	8,502	110

Cash and Equivalents at Beginning of Year	151	-
Cash and Equivalents at End of Year	$8,653	$110

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Settlement of lease obligations by abandonment of property	$-	$8,100
Recognition of debt discount from beneficial conversion features	$8,217	$-

The attached notes are an integral part of these consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.Basis of Presentation

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

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $319,584 during the nine months ended September 30, 2015.  Also, as of September 30, 2015, the Company had $8,653 in cash, and current liabilities exceeded its current assets by $5,321,198. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

4. Commitments and contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense was $22,500 and $22,500 for the nine months ended September 30, 2015 and 2014, respectively.

5. Stockholders' Impairment

During the first quarter of 2015, the Company issued 820,000 shares to four (4) individuals as compensation for services rendered to the Company. The total compensation was valued at $0.28 per share based on the commitment date share value.  At September 30, 2015, a balance of $19,472 in these fees was recorded as a prepaid expense.

On March 16, 2015 the company entered into an agreement with an individual consultant to develop marketing, sales, business development and communication service. The agreement was subsequently cancelled in June 2015.

On December 1, 2014, LD Holdings, Inc. entered into an agreement with an Investment Banking firm and issued 75,000 shares as compensation. The total compensation was valued at $0.30 per share based on the commitment date share value. For the nine months ended September 30, 2015, $16,875 was recorded as consulting expense, and $3,750 was in prepaid expenses.

On November 15, 2013, LD Holdings, Inc. signed a consulting agreement with an Independent Consultant.  Under this agreement, the Consultant, will provide services through his investment website, blog and personal contacts to promote the Company's common stock and assist in the promotion and fundraising activities in exchange for 100,000 shares of the Common Stock of the Company.  The agreement was through December 31, 2014.   The Company recognized $37,500 in consulting expense under the contract for the nine months ended September 30, 2014.

On July 15, 2015, the Directors of LD Holdings, Inc., signed a corporate resolution to reduce the number of authorized preferred shares, $0.001 par value, to 974,156 and the number of authorized common shares, $0.001 par value, to 25,840,351. Although the exercise or conversion of dilutive instruments would require share issuances in excess of the authorized common share limit, the Chief Executive Officer has a majority share ownership and therefore the share issuances are within the control of the Company.

6. Convertible Notes

In March 2015, the Company issued a total of $17,500 in promissory notes payable to shareholders. In the second and third quarters of 2015, the Company issued $75,000 and $117,500, respectively, additional promissory notes payable. The notes bear interest at 10% per year, compounded annually and payable quarterly. The notes mature on December 31, 2017. The Company may prepay the notes upon written notice to the holders. The notes are convertible at any time by the holder at a conversion price of $0.25 per share. Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $8,217 for the beneficial conversion feature underlying certain of these notes. Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial conversion feature. A total of $1,407 was amortized to interest expense during the nine months ended September 30, 2015.

The promissory notes payable were due to have paid interest quarterly.  The interest had been accrued, however, the first interest payments have not been remitted as of October 15, 2015 and are in default in the second and third quarters of 2015.

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

Critical Accounting Policies

The Company does consulting work for Capital First Management Inc. by sourcing clients for Capital First Management and uses its shareholder base and other leads to help build Capital First's website nanocapnation.com.  The Company also consults with Capital First's other businesses.  The services are performed under contract and revenue is recognized as services are performed.

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

Three and Nine Months Ended September 30, 2015, and 2014

For the three and nine months ended September 30, 2015 and 2014, LD Holdings had revenues of $15,000 and $15,000, and $45,000 and $45,000, respectively, all from a related party.  For the three and nine months ended September 30, 2015 and 2014, LD Holdings incurred cost of sales of $4,800 and $6,000, and $14,400 and $18,000, respectively.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three and nine months ended September 30, 2015 and 2014 LD Holdings incurred selling, general and administrative expenses of $76,100 and $71,048, and $288,253 and $212,386, respectively, of which $30,000 and $30,000, and $90,000 and $90,000, respectively, represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling's fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock. The increase in operating expenses was due to stock-based compensation under new consulting arrangements incurred during the nine months September 30, 2015. The total operating expenses resulted in an operating loss from continuing operations for the three and nine months ended September 30, 2015 and 2014 of $65,900 and $62,048, and $319,584 and $238,743, respectively.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the three and nine months ended September 30, 2015 and 2014, LD Holdings incurred interest expense of $19,796 and $17,785, and $61,931 and 53,357, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at September 30, 2015, of $5,321,198. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders and through the issuance of common stock.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about market risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2015 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In the First Quarter of 2015, the Company sold $17,500 of Convertible Promissory Notes in a Private Placement to four (4) existing shareholders.  In the Second Quarter of 2015, the Company sold $75,000 of Convertible Promissory Notes in a Private Placement to eleven (11) existing shareholders. In the Third Quarter of 2015, the Company sold $117,500 of Convertible Promissory Notes in a Private Placement to thirteen (13) shareholders.

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

LD Holdings, Inc.

Date: November 16, 2015	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer