Form 10-K
period 2015-12-31
LD HOLDINGS, INC.
filed 2016-04-14
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of our common shares held by non-affiliates of the registrant on June 30, 2015 was approximately $6,010,811.

As of April 14, 2016, 25,280,351 shares of Common Stock issued and outstanding, and 974,156 Preferred Stock issued and  outstanding.

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

Because of our limited operating history, LD Holdings has little historical financial data on which to base our plans for future operations.  Management will have to budget capital investment and expenses based, in large part, on our expectation of future revenues.  If those expectations are not met, LD Holdings Inc. may exhaust its capital resources before it achieves operational stability.

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

Boomer's Diner, Inc., a Michigan corporation and wholly owned subsidiary of LD Holdings, Inc. (LDHL), opened for business in Monroe, Michigan in October 2010.  On August 28, 2011, the company closed its Monroe, Michigan diner, and on October 17, 2011, the company opened a Boomers Diner in Toledo, Ohio.  In January 2014, the Company closed its Toledo, Ohio diner.

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

Item 2. Description of Property

The Company's executive offices and corporate offices are currently located at 1070 Commerce Drive, Building II, Suite 303, Perrysburg, Ohio 43551.  The Company shares a portion of an office complex located at this address with Capital First Corporation, a shareholder of the Company.  The Company currently pays rent of $2,500 under a sublease agreement with Capital First for this location.  Effective January 1, 2015 the lease payment of $2,500 is on a month to month basis.

Item 3. Legal Proceedings

A judgement creditor has obtained an order to issue corporation unissued shares.  There are no unissued shares to issue at year end.  The Company believes it is contrary to law and will be reversed on appeal.  The Company has accrued an amount of $200,000 in prior years toward this obligation and does not believe it will incur further exposure beyond this.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDHL" since November, 2008. Prior to that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "LDTI". Set forth below are the high and low bid prices for the fiscal quarters in 2015. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2015	$.23	$.15
September 30, 2015	$.26	$.16
June 30, 2015	$.28	$.20
March 31, 2015	$.30	$.21

(b) Shareholders

On April 14, 2016, there were 167 holders of record of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities

The Company did not sell any securities during 2015 that were not registered under the Securities Act.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during 2015.

Item 6 . Selected Financial Data

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2015 and 2014 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of LD Holdings, Inc. and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

BALANCE SHEET

	2015	2014
Total assets	$25,281	$20,776
Current Liabilities	(5,259,059)	(5,108,947)
Long-term debt	(238,802)	-
Working capital (deficiency)	(5,233,778)	(5,088,171)
Shareholders' equity (deficit)	(5,472,580)	(5,088,171)

STATEMENT OF OPERATIONS

	For the years ended
	December 31,
	2015	2014
Total revenues	$60,000	$60,000
Net (loss)	(622,166)	(419,741)
Net loss per common share	(.02)	(.02)
Number of shares used in Computing per share data	25,223,527	24,385,351

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2015 and 2014 LD Holdings had revenues of $60,000 and $60,000, respectfully. The 2015 and 2014 revenues are for consulting services from a related party. LD Holdings had a working capital shortage throughout 2015 and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

LD Holdings gross margin was $40,800 and $36,000 in 2015 and 2014, respectively.  Consulting costs of $19,200 and $24,000 related to the affiliate revenue above were incurred in 2015 and 2014, respectively.

During 2015 LD Holdings incurred general and administrative expenses of $576,909 compared to $360,504 in 2014.  The increase is primarily due to an increase in consulting from $155,577 in 2014 to $348,181 in 2015, or $192,604.  The increase is due to the due diligence in the potential acquisition of a new business.

The Company's net loss for 2015 was $622,166 compared to $419,741 in 2014.  The majority of the 2015 net loss stems from management fees, consulting fees, accounting and auditing fees and interest expense.  Funding of the company came from loans from LD Holdings' principal shareholder and the issuance of private placement notes payable.

The Company had a loss for tax purposes in 2015 and 2014.  The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company cannot determine when, if ever, it will be able to use the tax loss carry forwards.

Liquidity and Capital Resources

The Company had cash of $9,738 as of December 31, 2015.

LD Holdings had a working capital deficit of $5,233,778 at December 31, 2015.  The working capital requirements of LD Holdings have been funded primarily with loans from shareholders and through the issuance of notes payable.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2015, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward.  The primary reason for the determination was our lack of certainty as to whether LDHL will carry on profitable operations in the future.  Revenue for consulting services is recognized at the time the service has been rendered.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2015.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The period covered by this Annual Report, is under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on the performance of the evaluation of the Company's internal controls, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States' generally accepted accounting principles ("GAAP"), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2015, there were material weaknesses in our internal control over financial reporting.  The material weakness identified during management's assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2015, the Company did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of the Company's disclosure controls in the future the Company intends on adding financial staff resources to our accounting and finance department.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Managements' report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2015 that have materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The persons listed below are the current directors and officers of the Company:

			Director
Name	Age	Position	Since
John R. Ayling	72	CEO/CAO and Director Chairman of the Board	2003

John R. Ayling -CEO and Chairman of the Board/Chief Accounting Officer. John R. Ayling, 72, has been CEO of the Company since October of 2003.  Since 1989 to present, he has served as President of Capital First Management, Inc., a Perrysburg, Ohio money management firm.  From 1983 to 1988, he served as a Vice President at Otherwise Securities.  From 1969 to 1982, he managed accounts for individuals and institutions with Bell & Beckwith, a Toledo, Ohio financial investment broker.  From 1966 to 1968, he served as a Captain with the U.S. Army, and served in Vietnam as a company commander with the 23rd Infantry, American Division.  Mr. Ayling has helped launch several start-up operations and financed several business enterprises and provided management support and development for all phases of management, with an emphasis on business integration and financial controls.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required during 2015 by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

In both 2015 and 2014, no officer or director received any cash compensation from the Company.

This table itemizes the compensation earned by John Ayling, who served as Chief Executive Officer/Chief Accounting Officer during 2015 and 2014.  Mr. Ayling's compensation was not paid but booked as an expense for these years and also as a payable.  Mr. Ayling has the option to take all or part of his compensation in stock at $0.28 (2015) and $0.48 (2014) per share, the share price at the commitment date. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2015 exceeded $100,000.

Compensation
Year		Mgmt Fee	Stock Grant

John Ayling	2015	$120,000	0
John Ayling	2014	$120,000	0

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the years ended December 31, 2015 and 2014.

Option Grants in the Last Fiscal Year

Potential realizable
		Percent of total		value at assumed
	Number of	options		annual rates of
	Securities	granted to	Exercise	appreciation of
	Underlying	employees	Price	Expiration for
	Option	in fiscal	($/share)	option term
Name	Granted	year	Date	5%	10%
John Ayling	0	N/A	N/A	N/A	N/A

Aggregated Fiscal Year-End Option Values

	Number of securities underlying	Value of unexercised in-the-money
	unexercised options at fiscal	options at fiscal
Name	year-end (#) (All exercisable)	year-end ($) (All exercisable)
John Ayling	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of December 31, 2015.

Name and Address of Beneficial Owner (1)	Common (2)		Percentage of Common	Preferred	Percentage of Preferred
John R. Ayling	2,747,847	(3)	15.5%	974,156	100%

All Officers and Directors As a Group	2,747,847	(3)	15.5%	974,156	100%

(1) The address of Mr. Ayling is c/o LD Holdings, Inc., 1070 Commerce Drive, Building II, Suite 303, Perrysburg, OH 43551

(2) All shares are owned of record unless otherwise indicated.

(3) The shares beneficially owned by Mr. Ayling include 974,156 preferred shares owned by Capital First Corporation, LLC, and 1,133,437 common shares owned by Olympic Pools, Inc., and 1,028,410 common shares owned by DABE, Inc. all of which are owned and managed by Mr. Ayling.

Item 13. Certain Relationships and Related Transactions

Olympic Pools, Inc. (OPI) is a shareholder of the Company. OPI is wholly owned by John Ayling, President and Chairman of the Company. The Company is indebted to OPI for loans made to the Company.

During 2015 and 2014, the Company had demand notes outstanding to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis.  Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral.  Mr. Ayling is the sole shareholder of DABE, Inc.

Item 14 Principal Accountant Fees and Services

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $27,000 and $27,000 to the Company for professional services rendered for the audit of our 2015 and 2014, respectively, financial statements and review of the financial statements included in our 10-Q filings for the first three quarters of 2015 and 2014.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2015 and 2014 for assurance and related services that are reasonably related to the performance of the 2015 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2015 and 2014 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2015 and 2014 for services not described above.

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

 The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

(c) Reports on Form 8-K. None.

Date: April 14, 2016	/s/ John R. Ayling
John R. Ayling, Chief
Executive Officer/Chief Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LD HOLDINGS, INC.
 (Registrant)

Dated: April 14, 2016
By: /S/ John R. Ayling
Name: John R. Ayling
Title: Chairman and CEO/Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ John R. Ayling	Chairman & CEO, Director/Chief Accounting Officer	April 14, 2016
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

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LD Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LD Holdings, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LD Holdings, Inc. as of December 31, 2015 and 2014 and the results of its operations, changes in shareholder's impairment and cash flows for each of the two years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LD Holdings, Inc. will continue as a going concern.  As more fully described in the notes to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2015.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in the notes.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 14, 2016

LD Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets

Current Assets
Cash	$9,738	$151
Prepaid expenses	15,543	20,625

Total Current Assets	25,281	20,776

Total Assets	$25,281	$20,776

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$2,153,675	$2,104,842
Accrued interest payable	165,734	152,800
Accrued interest payable - related parties	685,677	618,865
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	2,106,076	2,084,543

Total Current Liabilities	5,259,059	5,108,947

Convertible promissory notes, net of unamortized discount	238,802	-

Total Liabilities	5,497,861	5,108,947

Stockholders' Impairment
Preferred stock, par value $0.001; 974,156 shares authorized, issued and outstanding as of December 31, 2015 and 10,000,000 shares authorized and 974,156 shares issued and outstanding as of December 31, 2014	9,742	9,742
Common stock, par value $0.001; 25,280,351 authorized, issued and outstanding as of December 31, 2015 and 900,000,000 shares authorized and 24,460,351 shares issued and outstanding as of December 31, 2014	25,280	24,460
Additional paid in capital	4,661,570	4,424,633
Accumulated deficit	(10,169,172)	(9,547,006)

Total Stockholders' Impairment	(5,472,580)	(5,088,171)

Total Liabilities and Stockholders' Impairment	$25,281	$20,776

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations

	Year ended
	December 31,
	2015	2014

Sales - related party	$60,000	$60,000

Cost of Sales	19,200	24,000

Gross Profit	40,800	36,000

Selling, General & Administrative Expenses	576,909	360,504
Operating Loss	(536,109)	(324,504)

Other Income (Expense)
Interest expense	(86,057)	(70,073)
Total Other Income (Expense)	(86,057)	(70,073)

Loss from continuing operations	(622,166)	(394,577)
Loss from discontinued operations	( -)	(25,164)

Net Loss	$(622,166)	$(419,741)

Loss from continuing operations	$(0.02)	$(0.02)
Loss from discontinued operations	$-	$-
Loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding, basic and diluted	25,223,527	24,385,351

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(622,166)	$(419,741)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	-	2,628
Stock based compensation	229,540	50,000
Loss from Fixed Asset Disposal	-	11,612
Amortization of debt discount-beneficial conversion feature	2,019	-

Changes in Operating Assets and Liabilities
Prepaid expense	5,082	1,875
Inventory	-	5,080
Accounts payable and accrued expenses	46,814	253,346
Accrued interest payable	12,934	3,421
Accrued interest payable - related parties	66,812	66,889
Net Cash (Used) by Operating Activities	(256,946)	(24,890)

Cash Flows From Financing Activities
Advances from related party	21,533	25,041
Proceeds from Notes Payable	245,000	-

Net Cash Provided by Financing Activities	266,533	25,041

Net Increase in Cash and Equivalents	9,587	151

Cash and Equivalents at Beginning of Year	151	-
Cash and Equivalents at End of Year	$9,738	$151

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,672	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities

Settlement of Lease Obligation by Abandonment of Property	$-	$8,100
Issuance of common stock for future services	$-	$22,500
Recognition of debt discount from beneficial conversion features	$8,217	$-

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Impairment
Years Ended December 31, 2015 and 2014

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Impairment

Balance, January 1, 2014	24,385,351	$24,945	$974,156	$9,742	$4,402,208	$(9,127,265)	(4,690,930)

Shares cancelled

Shares issued for services	75,000	75			22,425		22,500

Net loss, 2014						(419,741)	(419,741)

Balance, December 31, 2014	24,460,361	$24,460	974,156	$9,742	$4,424,633	$(9,547,006)	$(5,088,171)

Shares issued for services	820,000	820			228,720		229,540

Intrinsic value of beneficial conversion					8,217		8,217

Net loss, 2015						(622,166)	(622,166)

Balance, December 31, 2015	25,280,361	$25,280	974,156	$9,742	$4,661,570	$(10,169,172)	$(5,472,580)

The attached notes are an integral part of these consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

LD Holdings, Inc. (the Company),  formerly Leisure Direct, Inc., was formed on January  1, 2000 under the name of ePoolSpas.com, Inc. The formation was effected by the issuance  of 1,750,000 shares of the Company's common stock for the intangible assets of the former operating companies,  Olympic Pools, Inc.  and Preferred Concrete Placement,  Inc.  The Company is located  in Perrysburg, Ohio. The Company plans to acquire companies in a three (3) state area and then eventually roll out nationally.  In October 2010, as part of a broader  plan, the Company opened  the first of a series of diners planned in the Midwest.It closed its diner  in Monroe, Michigan  at the end of August,  2011 and opened a new diner in Toledo, Ohio in October 2011.  The diners catered to the baby boomer generation  with a family orientation. In early  2014, the last of the diners closed.

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

Property and Equipment

Amortizable and depreciable assets are reported at original cost less accumulated depreciation or amortization.  Amortization and depreciation is provided for in amounts sufficient to relate the cost of such assets to operations over their service lives by the straight-line method.  Leasehold improvements are amortized over the life of the lease.  For federal income tax purposes, amortization and depreciation is computed using the modified accelerated cost recovery system.  The cost of assets sold or retired and the accumulated amortization or depreciation are removed from the accounts in the year of disposal and any gain or loss is included in operations.  Maintenance, repairs, and minor improvements are charged to operations as incurred while betterments which substantially extend service lives are capitalized.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in the circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the Company determines the amount of the impairment by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  No impairment losses were recognized during the years ended December 31, 2015 and 2014.

Revenue Recognition

Revenue for consulting services is recognized at the time the service has been rendered.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2015 and 2014, were $247 and $1,905 respectively.

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

The Company adopted authoritative guidance relating to the accounting for uncertainty in income taxes.  The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.  There are no unrecognized tax benefits included in the Company's balance sheet at December 31, 2015 and 2014.

The Company's income tax returns are subject to examination by the appropriate tax jurisdictions.  As of December 31, 2015, the Company's federal and various state tax returns generally remain open for the last three years.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Stock-Based Compensation

The Company's Board of Directors adopted the Employee/Consultant Stock Compensation Plan (the "Plan").  The Plan was established to further the growth of the Company by allowing the Company to compensate employees, consultants and other persons who provide bona-fide services to the Company through the award of Common Stock.

We recognize expense for our share-based compensation based on the fair value of the awards at the time they are granted.  We estimate the value of stock option awards on the date of grant using the Black-Scholes-Merton option-pricing model (the"Black-Scholes model").  The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.  The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior.  Our outstanding awards do not contain market or performance conditions therefore we have elected to recognize share-based employee compensation expense on a straight-line basis over the requisite service period.

Net Loss Per Share

FASB Accounting Standards Codification ("ASC") 260-10 ("Earnings Per Share") requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. There are 980,000 common stock equivalents that may be converted from outstanding convertible notes at December 31, 2015 and none at December 31, 2014.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $622,166 and $419,741 during the years ended December 31, 2015 and 2014, respectively. Also, as of December 31, 2015, the Company had $9,738 in cash, and current liabilities exceeded current assets by $5,233,778. These factors all raise substantial doubt about the ability of the Company to continue as a going concern. In their report for the fiscal year ended December 31, 2015, our auditors have expressed an opinion that, as a result of the conditions noted, there is substantial doubt regarding our ability to continue as a going concern.

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

3.  PROPERTY AND EQUIPMENT

	12/31/2015	12/31/2014

Equipment & Fixtures	$-	$-

Leasehold Improvements	-	-

Computer Equipment	-	-

Less accumulated amortization and depreciation	-	-

	$-	$-

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 were $0 and $2,628, respectively. In early 2014, the fixed assets were transferred to the owner of the leased property formerly occupied by the last diner in settlement of back rent.  There was a loss recognized for $11,612.

4.  RELATED PARTY TRANSACTIONS

Notes payable at December 31, 2015 and 2014 consist of the following:

	2015	2014

Notes payable – DABE, Inc. – with interest accruing at 10% per annum and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of DABE, Inc.	$343,652	$343,652

Note payable – Capital First Management, Inc. – secured, and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of Capital First Management, Inc.	1,443,498	1,421,965

Notes payable – former president. The former president has advanced $290,000 with various notes bearing interest at 12%.	290,000	290,000

Notes payable – OPI, PCPI; OMC and LD LLC – non-interest bearing and due on demand. John Ayling, the CEO of Leisure Direct, Inc., is the sole member of OPI & PCPI.	28,926	28,926

	$2,106,076	$2,084,543

A related party was issued 240,000 shares of common stock and signed a Consulting Agreement in exchange for the shares which wss valued at $0.25 per share, and will be earned at a rate of 20,000 shares per month starting January 2, 2015.  The Consultant is to provide services for 1 year commencing on the date of the agreement.

A related party Capital First Management, Inc. is funding the Company with loans in 2015 of $141,877 and was repaid $117,500 by the Company from monies made available from the issuance of promissory notes payable throughout the year.

Consulting costs of $19,200 and $24,000 to a related party were incurred in 2015 and 2014, respectively.

Revenues of $60,000 in 2015 and 2014 were for consulting services performed for a related party.

5.  PROMISSORY NOTES PAYABLE

Notes payable at December 31, 2015 and 2014 consist of the following:

	2015	2014

Notes payable - $100,000 bearing interest at 30% due March 9, 2006. The loan is currently in default.	$100,000	$100,000

Notes payable – unsecured bearing interest at 6%. Payment was due March 24, 2008 in full plus unpaid interest. The note is currently in default.	15,000	15,000

Notes payable – Bank – line of credit of $25,000 bearing interest at prime plus 6 ½%. The loan is currently in default.	11,897	11,897

Notes payable – Individuals at 10% - 12%. Notes are currently in default.	21,000	21,000

	$147,897	$147,897

6.  STOCKHOLDERS' IMPAIRMENT

During the first quarter of 2015, the Company issued 820,000 shares to four (4) individuals as compensation for services rendered to the Company. The total compensation was valued at $229,540 ($0.28 per share) based on the commitment date share value.  At December 31, 2015, a balance of $15,543 in these fees remained as a prepaid expense.

On December 1, 2014, LD Holdings, Inc. entered into an agreement with an Investment Banking firm and issued 75,000 shares as compensation. The total compensation was valued at $0.30 per share based on the commitment date share value. For the year ended December 31, 2015, $22,500 was recorded as consulting expense.

On November 15, 2013, LD Holdings, Inc. signed a consulting agreement with an Independent Consultant.  Under this agreement, the Consultant, will provide services through his investment website, blog and personal contacts to promote the Company's common stock and assist in the promotion and fundraising activities in exchange for 100,000 shares of the Common Stock of the Company.  The agreement was through December 31, 2014.   The Company recognized $37,500 in consulting expense under the contract for the year ended December 31, 2014.

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

7. CONVERTIBLE NOTES

In 2015, the Company issued a total of $245,000 in promissory notes payable to individuals. The notes bear interest at 10% per year, compounded annually and payable quarterly. The notes mature on December 31, 2017. The Company may prepay the notes upon written notice to the holders. The notes are convertible at any time by the holder at a conversion price of $0.25 per share. Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $8,217 for the beneficial conversion feature underlying certain of these notes. Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial conversion feature. A total of $2,019 was amortized to interest expense during the year ended December 31, 2015.

The quarterly interest incurred under the promissory notes payable has been paid.

8.  INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2015	2014

Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%

Effective tax rates	-%	-%

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes.  The primary differences result from recognition of net operating loss carry forwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

	December 31,
	2015	2014

Deferred tax asset, non-current	$3,920,698	$3,820,833
Total valuation allowance recognized for deferred taxes	(3,920,698)	(3,820,833)

Net deferred tax asset	$-	$-

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

The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

	Federal	State
Available Through
2020	262,952	262,952
2021	121,232	121,232
2022	127,017	127,017
2023	3,020,391	3,020,391
2024	1,014,436	1,014,436
2025	1,064,000	1,064,000
2026	406,645	406,645
2027	274,414	274,414
2028	388,876	388,876
2029	341,725	341,725
2030	491,682	491,682
2031	464,318	464,318
2032	596,818	596,818
2033	557,836	557,836
2034	233,489	233,489
2035	435,914	435,914
Total	$9,801,745	$9,801,745

9.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense for the years ended December 31, 2015 and 2014 was $30,000 each year.  Effective January 1, 2015 the lease payment of $2,500 per month is on a month to month basis.

Also subsequent to the year ended December 31, 2015, the Company sold 1,000,000 shares of its common stock to existing shareholders at $0.10 for proceeds of $100,000.

A judgement creditor has obtained an order to issue corporation unissued shares.  There are no unissued shares to issue at year end.  The Company believes it is contrary to law and will be reversed on appeal.  The Company has accrued an amount of $200,000 in prior years toward this obligation and does not believe it will incur further exposure beyond this.

10. SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2015, the Company issued convertible promissory notes totaling $2,500, carrying interest at 10% due December 31, 2017.

On March 16, 2015 the Company entered into an agreement with an individual consultant to develop marketing, sales, business development and communication service.  The agreement was subsequently cancelled in June 2015.