Form 10-Q
period 2016-03-31
LD HOLDINGS, INC.
filed 2016-05-23
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of May 20, 2016, 25,280,351 shares of Common Stock issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

LD Holdings, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets

Current Assets
Cash	$11,431	$9,738
Prepaid expenses	11,631	15,543

Total Current Assets	$23,062	$25,281

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$2,143,420	$2,153,675
Accrued interest payable	168,015	165,734
Accrued interest payable - related parties	702,340	685,677
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	2,110,663	2,106,076

Total Current Liabilities	5,272,335	5,259,059

Convertible promissory notes, net of unamortized discount	242,156	238,802

Total Liabilities	5,514,491	5,497,861

Stockholders' Impairment
Series A convertible preferred stock, par value $0.001; 974,156 shares authorized, issued and outstanding	974	974
Common stock, par value $0.001; 25,840,351 shares authorized; 25,840,351 shares issued and 25,280,351 shares outstanding	25,280	25,280
Common stock subscribed	1,005	-
Additional paid in capital	4,769,833	4,670,338
Accumulated deficit	(10,288,521)	(10,169,172)

Total Stockholders' Impairment	(5,491,429)	(5,472,580)

Total Liabilities and Stockholders' Impairment	$23,062	$25,281

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Sales - related party	$15,000	$15,000

Cost of Sales	2,737	4,800

Gross Profit	12,263	10,200

Selling, General &
Administrative Expenses	107,695	127,946
Operating Loss	(95,432)	(117,746)

Other Income (Expense)
Interest expense	(23,917)	(17,977)
Total Other Income (Expense)	(23,917)	(17,977)

Loss from continuing operations	(119,349)	(135,723)

Net Loss	$(119,349)	$(135, 723)

Loss from continuing operations	$-	$(0.01)
Loss per share, basic and diluted	$-	$(0.01)

Weighted Average Common Shares Outstanding	25,280,351	25,198,129

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2015	2015

Cash Flows From Operating Activities:
Net Loss	$(119,349)	$(135,723)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Shares issued for services	-	78,340
Intrinsic value of beneficial conversion feature	854	1,698

Changes in Operating Assets and Liabilities
Prepaid Expense	3,912	(21,713)
Accounts payable and accrued expenses	(10,255)	43,726
Accrued interest payable	2,281	1,123
Accrued interest payable - related parties	16,663	16,598
Net Cash (Used) by Operating Activities	(105,894)	(15,951)

Cash Flows From Financing Activities Proceeds from related party notes payable	2,500	15,951
Proceeds from common stock subscriptions	100,500	-
Advances from related party	4,587	-

Net Cash Provided by Financing Activities	107,587	15,951

Net Increase/(Decrease) in Cash and Equivalents	1,693	-

Cash and Equivalents at Beginning of Year	9,738	151
Cash and Equivalents at End of Year	$11,431	$151

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,119	$-
Income taxes	$-	$-

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Notes to the Consolidated Financial Statements

1. Nature of Organization

LD Holdings, Inc. (the Company),  formerly Leisure Direct, Inc., was formed on January  1, 2000 under the name of ePoolSpas.com, Inc. The formation was effected by the issuance  of 1,750,000 shares of the Company's common stock for the intangible assets of theformer operating companies,  Olympic Pools, Inc.  and Preferred Concrete Placement,  Inc.  The Company is located  in Perrysburg, Ohio. The Company plans to acquire companies in a three (3) state area and then eventually roll out nationally.  In October 2010, as part of a broader  plan, the Company opened  the first of a series  of diners it plans  to open in the Midwest.  It closed its diner  in Monroe, Michigan  at the end of August,  2011 and opened a new diner in Toledo, Ohio in October 2011.  The diners catered to thebaby boomer generation  with a family orientation. In early  2014, the last of the diners closed.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements included herein  have been prepared  in conformity  with accounting  principles generally  accepted in the  United States of America  and pursuant  to the rules and regulations of the Securities and Exchange Commission ("SEC").

The condensed balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period adjustments.

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

LD Holdings, Inc.
Notes to the Consolidated Financial Statements
3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $119,349 during the three months ended March 31, 2016.  Also, as of March 31, 2016, the Company had $11,431 in cash, and current liabilities exceeded its current assets by $5,249,273. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

 4. Commitments and contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense was $7,500 and $7,500 for the three months ended March 31, 2016 and 2015, respectively.

A judgment creditor has obtained an order to issue corporation unissued shares.  There are no unissued shares to issue at March 31, 2016.  The Company believes it is contrary to law and will be reversed on appeal.  The Company has accrued an amount of $200,000 in prior years toward this obligation and does not believe it will incur further exposure beyond this.

5. Stockholders' Impairment

During the first quarter of 2016 the company issued 1,005,000 common stock subscriptions for $ 0.10 per share. The total amount received for the subscriptions was $100,500.

During the first quarter of 2015 the company issued 820,000 shares to four (4) individuals as compensation for services rendered to the company. The total compensation was valued at $0.28 per share based on the commitment date share value.  At March 31, 2015, a balance of $42,338 in these fees was recorded as a prepaid expense.

On December 1, 2014, LD Holdings, Inc. entered into an agreement with an Investment Banking firm and issued 75,000 shares as compensation. The total compensation was valued at $0.30 per share based on the commitment date share value. For the three months ended March 31, 2015, $5,623 was recorded as consulting expense.

6. Convertible Notes

In the first quarter of 2016 and for the year ended December 31, 2015, the Company issued a total of $2,500 and $245,000, respectively, in promissory notes payable.  The notes bear interest at 10% per year, compounded annually and payable quarterly.  The 2016 note matures December 31, 2018.  The other notes mature on December 31, 2017.  The Company may prepay the notes upon written notice to the holders.  The notes are convertible at any time by the holder at a conversion price of $0.25 per share.  Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $8,373 for the beneficial conversion feature underlying these notes during 2015.  Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial feature.  A total of $854 of the debt discount was amortized to interest expense during the three months ended March 31, 2016.  A total of $6,131 of interest was accrued under these notes during the three months ended March 31, 2016.

7. Recent Issued and Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards.  Early adoption will be permitted, but not before the first quarter of 2017.  Adoption can occur using one of two prescribed transition methods.  In March and April 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" and ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing" which provide supplemental adoption guidance and clarification to ASC 2014-09, ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09.  The Company is currently evaluating the impact of these new standards.

LD Holdings, Inc.
Notes to the Consolidated Financial Statements

7. Recent Issued and Newly Adopted Accounting Pronouncements (continued)

In June 2014, the FASB issued ASU No. 2014-12 Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments.  When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation.  As a result, the target is not reflected in the estimation of the award's grant date fair value.  Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods.  Early adoption is permitted.  The Company adopted the provision of this standard, but it did not have a material effect on its results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to continue as a Going Concern.  The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material impact on the Company's financial position or results of operations.

ASU 2015-03 and ASU 2015-15 – In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03.  The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs.  ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard.  Additionally, in August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, as ASU No. 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  ASU No. 2015-15 allows an entity to defer issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The guidance in ASU No. 2015-03 and ASU No. 2015-15 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  The Company adopted this standard at January 1, 2016, but it did not have a material effect on the accompanying financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases".  The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet.  The update also expands the required quantitative and qualitative disclosures surrounding leases.  ASU 2016-02 is effective for fiscal years beginning December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of the new standard.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-based Payment Accounting".  ASU 2016-09 simplifies several aspects of the accounting for employee share-based transactions for both public and nonpublic entities, including for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018.  Early adoption is permitted.  The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

We have reviewed all FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reporting financial position or results of operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Management does not believe these would have been a material effect on the accompanying consolidated financial statements had any other yet effective accounting standards been adopted in the current period.

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

Results of Operations

Three Months Ended March 31, 2016 and 2015:

For the three months ended March 31, 2016 and 2015, LD Holdings had revenues of $15,000 and $15,000, respectively, all from a related party.  For the three months ended March 31, 2016 and 2015 LD Holdings incurred cost of sales of  $2,737 and $4,800, respectively..  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three months ended March 31, 2016 and 2015, LD Holdings incurred selling, general and administrative expenses of $107,695 and $127,946, respectively, of which $30,000 and $30,000, respectively, represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling's fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss from continuing operations for the three months ended March 31, 2016 and 2015 of $95,432 and $117,746, respectively.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the three months ended March 31, 2016 and 2015, LD Holdings incurred interest expense of $23,917 and $17,977, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

For the three months ended March 31, 2016 and 2015, the Company had a loss from continuing operations of $119,349 and $135,723, respectively.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at March 31, 2016, of $5,249,273. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders, convertible promissory notes and through the issuance of common stock subscriptions.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2016 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: May 20, 2016	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer