Form 10-Q
period 2016-06-30
LD HOLDINGS, INC.
filed 2016-08-15
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of August 15, 2016, 25,280,351 shares of Common Stock issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

LD Holdings, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets

Current Assets
Cash	$15,949	$9,738
Prepaid expenses	7,719	15,543
Total Current Assets	23,668	25,281

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$2,143,421	$2,153,675
Accrued interest payable	177,119	165,734
Accrued interest payable - related parties	719,003	685,677
Liabilities to be settled in stock	132,500	-
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	2,154,704	2,106,076

Total Current Liabilities	5,474,644	5,259,059

Convertible promissory notes, net of unamortized discount	244,959	238,802

Total Liabilities	5,719,603	5,497,861

Commitments and Contingencies

Stockholders' Impairment
Series A, convertible preferred stock, par value $0.001; 974,156 shares authorized, issued and outstanding	974	974
Common stock, par value $0.001; 25,840,351 shares authorized, 25,840,351 shares issued and 25,280,351 shares outstanding	25,820	25,820
Additional paid in capital	4,670,338	4,670,338
Accumulated deficit	(10,392,527)	(10,169,172)

Total Stockholders' Impairment	(5,695,935)	(5,472,580)

Total Liabilities and Stockholders' Impairment	$23,668	$25,281

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales - related party	$15,000	$15,000	$30,000	$30,000

Cost of Sales	4,683	4,800	7,420	9,600

Gross Profit	10,317	10,200	22,580	20,400

Selling, General &
Administrative Expenses	89,244	84,207	196,940	212,153
Operating Loss	(78,927)	(74,007)	(174,360)	(191,753)

Other Income (Expense)
Interest expense	(25,078)	(19,356)	(48,995)	(37,333)
Total Other Income (Expense)	(25,078)	(19,356)	(48,995)	(37,333)

Loss from continuing operations	(104,005)	(93,363)	(223,355)	(229,086)

Net Loss	$(104,005)	$(93,363)	$(223,355)	$(229,086)

Loss from continuing operations	$-	$-	$(0.01)	$(0.01)
Loss per share, basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	25,280,351	25,280,351	25,280,351	25,198,129

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash Flows From Operating Activities:
Net Loss	$(223,355)	$(229,086)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Shares issued for services	-	78,340
Amortization of debt discount-beneficial conversion features	1,657	611

Changes in Operating Assets and Liabilities
Prepaid Expense	7,824	(12,176)
Accounts payable and accrued expenses	(10,254)	43,727
Accrued interest payable	11,385	3,068
Accrued interest payable - related parties	33,326	33,963
Net Cash (Used) by Operating Activities	(179,417)	(81,553)

Cash Flows From Financing Activities
Proceeds from Notes Payable	4,500	92,500
Proceeds from Common Stock Subscriptions	132,500	-
Advances (repayments) from related party - Net	48,628	(6,378)

Net Cash Provided by Financing Activities	185,628	86,122

Net Increase/(Decrease) in Cash and Equivalents	6,211	4,569

Cash and Equivalents at Beginning of Year	9,738	151
Cash and Equivalents at End of Year	$15,949	$4,720

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,627	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Recognition of debt discount from beneficial conversion features	$-	$4,367

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

LD Holdings, Inc.
Notes to the Consolidated Financial Statements

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $104,005 and $223,355 during the three and six months ended June 30, 2016, respectively.  Also, as of June 30, 2016, the Company had $15,949 in cash, and current liabilities exceeded its current assets by $5,450,976. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

4. Commitments and contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense was $7,500 and $7,500 for the three months ended June 30, 2016 and 2015, respectively, and was $15,000 and $15,000 for the six months ended June 30, 2016 and 2015, respectively.

A judgment creditor has obtained an order to issue corporation unissued shares.  There are no unissued shares to issue at June 30, 2016.  The Company believes it is contrary to law and will be reversed on appeal.  The Company has accrued an amount of $200,000 in prior years toward this obligation and does not believe it will incur further exposure beyond this.

5. Stockholders' Impairment

During the second quarter of 2016 the company issued 320,000 common stock subscriptions for $0.10 per share. The total amount of common stock subscriptions through the six months ended June 30, 2016 was $1,325,000 for $0.10 per share. The total amount received for the subscriptions was $132,500. The $132,500 subscription received is classified as liabilities to be settled in stock until the underlying shares are authorized, and the portion that was reclassified out of equity was $100,500 in the second quarter.

During the first quarter of 2015 the company issued 820,000 shares to four (4) individuals as compensation for services rendered to the company. The total compensation was valued at $0.28 per share based on the commitment date share value.  At June 30, 2015, a balance of $24,028 in these fees was recorded as a prepaid expense.

On December 1, 2014, LD Holdings, Inc. entered into an agreement with an Investment Banking firm and issued 75,000 shares as compensation. The total compensation was valued at $0.30 per share based on the commitment date share value. For the three months ended March 31, 2015, $5,623 was recorded as consulting expense.

6. Convertible Notes

In the three and six months ended June 30, 2016, and for the year ended December 31, 2015, the Company issued a total of $2,500, $5,000 and $245,000, respectively, in promissory notes payable.  The notes bear interest at 10% per year, compounded annually and payable quarterly.  The 2016 notes mature December 31, 2018.  The other notes mature on December 31, 2017.  The Company may prepay the notes upon written notice to the holders.  The notes are convertible at any time by the holder at a conversion price of $0.25 per share.  Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $8,373 for the beneficial conversion feature underlying these notes during 2015.  Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial feature.  A total of $1,657 of the debt discount was amortized to interest expense during the six months ended June 30, 2016.  A total of $6,131 of interest was accrued under these notes during the three months ended June 30, 2016.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015:

For the three months ended June 30, 2016 and 2015, LD Holdings had revenues of $15,000 and $15,000, respectively, all from a related party.  For the three months ended June 30, 2016 and 2015 LD Holdings incurred cost of sales of  $4,683 and $4,800, respectively..  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three months ended June 30, 2016 and 2015, LD Holdings incurred selling, general and administrative expenses of $89,244 and $84,207, respectively, of which $30,000 and $30,000, respectively, represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling's fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss from continuing operations for the three months ended June 30, 2016 and 2015 of $104,005 and $93,363, respectively.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the three months ended June 30, 2016 and 2015, LD Holdings incurred interest expense of $25,078 and $19,356, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

For the three months ended June 30, 2016 and 2015, the Company had a loss from continuing operations of $104,005 and $93,363, respectively.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at June 30, 2016, of $5,450,976. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders, convertible promissory notes and through the issuance of common stock subscriptions.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2016 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: August 15, 2016	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer