Form 10-Q
period 2016-09-30
LD HOLDINGS, INC.
filed 2016-11-14
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

LD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-50584	98-0335555
(State or other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1070 Commerce Drive
Building II, Suite 202
Perrysburg, Ohio 43551
(Address of principal executive offices)

(419) 873-1111
(Telephone number, including area code)

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 14, 2016, there were 25,840,351 shares outstanding of the registrant's common stock.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

LD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$6,066	$9,738
Prepaid expenses	7,719	15,543
Total current assets	13,785	25,281

Total assets	13,785	25,281

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	2,165,547	2,153,675
Accrued interest payable	191,913	165,734
Accrued interest payable – related parties	773,550	685,677
Liabilities to be settled in stock	164,000	-
Promissory notes payable	150,397	147,897
Promissory notes payable – related parties	2,158,704	2,106,076
Total current liabilities	5,604,111	5,259,059

Convertible promissory notes, net of unamortized discount	244,959	238,802
Total liabilities	5,849,070	5,497,861

Commitments

Stockholders' deficit:
Series A, convertible preferred stock, par value $0.001; 974,156 shares authorized and outstanding	974	974
Common stock, 25,840,351 shares authorized, par value $0.001, 25,840,351 shares issued and 25,280,351 outstanding	25,280	25,280
Additional paid-in capital	4,670,338	4,670,338
Accumulated deficit	(10,531,877)	(10,169,172)
Total stockholders' equity	(5,835,285)	(5,472,580)
Total liabilities and stockholders' equity	$13,785	$25,281

See accompanying notes to condensed consolidated financial statements.

LD HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net sales – related party	$15,000	$15,000	$45,000	$45,000
Cost of sales	4,500	4,800	11,920	14,400

Gross profit	10,500	10,200	33,080	30,600

Operating expenses:
Selling, general and administrative	75,071	76,100	272,011	288,253
Total operating expenses	75,071	76,100	272,011	288,253

Loss from operations	(64,571)	(65,900)	(238,931)	(257,653)

Other income (expense):
Interest expense	(74,779)	(19,796)	(123,774)	(61,931)
Total other expense	(74,779)	(19,796)	(123,774)	(61,931)

Loss before income taxes	(139,350)	(85,696)	(362,705)	(319,584)

Income tax provision (benefit)	-	-	-	-

Net loss	$(139,350)	$(85,696)	$(362,705)	$(319,584)

Basic income per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted income per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	25,280,351	25,280,351	25,280,351	25,250,241
Diluted	25,280,351	25,280,351	25,280,351	25,250,241
See accompanying notes to condensed consolidated financial statements.

LD HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(362,705)	$(319.584)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	78,340
Amortization of debt discount	6,157	1,407

Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	7,824	(2,597)
Increase in accounts payable and other accrued expenses	11,872	5,889
Increase in accrued interest payable	26,179	8,501
Increase in accrued interest payable – related parties	87,873	54,670
Net cash used in operating activities	(222,800)	(173,374)

Cash flows from financing activities:
Proceeds from notes payable	2,500	210,000
Proceeds from common stock subscriptions	164,000	-
Advances from (repayments to) related party	52,628	(28,124)
Net cash provided by financing activities	219,128	181,876

Net (decrease) increase in cash and cash equivalents	(3,672)	8,502
Cash and cash equivalents at beginning of period	9,738	151
Cash and cash equivalents at end of period	$6,066	$8,653

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$8,065	$-

See accompanying notes to condensed consolidated financial statements.

LD HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Nature of Organization

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

LD Holdings, Inc., (symbol LDHL), has developed a business model that seeks to capitalize on the massive transfer of generational assets as the "Baby-Boomer" generation transitions from the ownership of small businesses into retirement.  The Company plans to focus its efforts on becoming a "known buyer" of these small companies that meet its acquisition criteria, which it intends to widely distribute to business sellers directly and to others on its websites.  The company's objective, through aggressive use of the Internet, is to put an outside investor base in place that shares the company's vision and objectives while the search for acquisitions is being conducted.  The company will stress on its affiliated websites and in its investor information that it is looking for long-term investors who are willing to hold their positions for a year or more.

Note 2 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of LD Holdings, Inc. (the "Company" or "LDH") as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and September 30, 2015, and statements of cash flows for the nine months ended September 30, 2016 and September 30, 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company's Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the United States Securities and Exchange Commission (the "SEC") on April 14, 2016 (the "Annual Report).

Note 3 – Summary of Significant Accounting Policies

During the nine months ended September 30, 2016, there have been no material changes in the Company's significant accounting policies to those previously disclosed in the Annual Report.

Note 4 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $139,350 and $362,705 during the three and nine months ended September 30, 2016, respectively.  Also, as of September 30, 2016, the Company had $6,066 in cash, and current liabilities exceeded its current assets by $5,590,326. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional funding from debt and equity transactions that will be used to acquire point of sale outlets that should in turn increase sales. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows; however, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 5 – Commitment and Contingencies

A judgment creditor has obtained an order to issue corporation unissued shares.  There are no unissued shares to issue at September 30, 2016.  The Company believes it is contrary to law and will be reversed on appeal.  The Company has accrued an amount of $200,000 in prior years toward this obligation and does not believe it will incur further exposure beyond this.

Note 6 – Stockholders' Deficit

During the nine months ended September 30, 2016 the Company issued 320,000 common stock subscriptions for $0.10 per share. The total amount of common stock subscriptions through the six months ended September 30, 2016 was $1,640,000 for $0.10 per share. The total amount received for the subscriptions was $164,000. The $164,000 subscription received is classified as liabilities to be settled in stock until the underlying shares are authorized.

LD HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Note 7 – Convertible Notes

During the three and nine months ended September 30, 2016, and for the year ended December 31, 2015, the Company issued a total of $2,500, $5,000 and $245,000, respectively, in promissory notes payable.  The notes bear interest at 10% per year, compounded annually and payable quarterly.  The 2016 notes mature December 31, 2018.  The other notes mature on December 31, 2017.  The Company may prepay the notes upon written notice to the holders.  The notes are convertible at any time by the holder at a conversion price of $0.25 per share.  Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $8,373 for the beneficial conversion feature underlying these notes during 2015.  Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial feature.  A total of $6,157 of the debt discount was amortized to interest expense during the nine months ended September 30, 2016.  A total of $6,175 of interest was accrued under these notes during the three months ended September 30, 2016.

Note 8 – Net Loss per Share

Net income per share has been computed according to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC 260"), "Earnings per Share," which requires a dual presentation of basic and diluted income (loss) per share ("EPS"). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation costs attributed to future services.

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Basic net loss per share computation:
Net loss	$(139,350)	$(86,696)
Weighted-average common shares outstanding	25,280,351	25,280,351
Basic net loss per share	$(0.01)	$(0.06)
Diluted net income per share computation
Net loss	$(139,350)	$(86,696)
Weighted-average common shares outstanding	25,280,351	25,280,351
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	-
Total adjusted weighted-average shares	25,280,351	25,280,351
Diluted net loss per share	$(0.01)	$(0.00)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Basic net loss per share computation:
Net loss	$(362,705)	$(319,584)
Weighted-average common shares outstanding	25,280,351	25,250,241
Basic net loss per share	$(0.01)	$(0.01)
Diluted net loss per share computation
Net loss	$(362,705)	$(319,584)
Weighted-average common shares outstanding	25,280,351	25,250,241
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	-
Total adjusted weighted-average shares	25,280,351	25,250,241
Diluted net loss per share	$(0.01)	$(0.01)

LD HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Note 9 – New Accounting Pronouncements

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company's condensed consolidated financial statements.

Note 10 – Income Taxes

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards. The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded a 100% valuation allowance against deferred taxes.

Note 11 – Subsequent Events

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2016 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be disclosed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by Company's management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan", or the negative of these terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 14, 2016, relating to the Company's industry, the Company's operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application.  There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Corporate Strategy, continued

The company's objective, through aggressive use of the Internet, is to put an outside investor base in place that shares the company's vision and objectives while the search for acquisitions is being conducted.  The company will stress on its affiliated websites and in its investor information that it is looking for long-term investors who are willing to hold their positions for a year or more.

The company plans to acquire at least 3 companies with $25 million sales and EBIT of $2.5 million.  At 15x EBIT, this would place a market capitalization of $37 million on the company.  In order to accomplish its objectives, and as explained in the next section, the company has developed a 4-Step Process in which to accomplish its plans.

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

1* - There will be a need for Marketing, Sales and other Business Services to prepare the businesses for sale.

2* - There will be a need for buyers for these businesses.

3* - There will be a need for entrepreneur managers to manage these businesses.

4* - There will be a need for the financing of these businesses.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Current Business Operations, continued

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

Results of Operations

Three Months Ended September 30, 2016 and 2015:

Sales and Cost of Sales

For the three months ended September 30, 2016 LD Holdings had revenues of $15,000 as compared to $15,000 for the three months ended September 30, 3015, all from a related party.  For the three months ended September 30, 2016 LD Holdings incurred cost of sales of $4,500 as compared to $4,800 for the three months ended September 30, 2015.

Operating Expenses

For the three months ended September 30, 2016 selling, general and administrative expenses decreased $1,029 (1.4%) to $75,071 as compared to $76,100 for the three months ended September 30, 2015. For the three months ended September 30, 2016 and 2015 selling, general and administrative expenses included fees for the services of John R. Ayling, Chairman and CEO in the amount of $30,000 and $30,000, respectively.  Mr. Ayling's fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.

Interest Expenses

Interest expense increased to $74,779 for the three months ended September 30, 2016 as compared to $19,796 for the three months ended September 30, 2015 as a result of higher loan balances.

Net Loss

As a result of the above, the Company incurred a net loss of $139,350 for the three months ended September 30, 2016 as compared to a net loss of $85,696 for the three months ended September 30, 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

Nine Months Ended September 30, 2016 and 2015:

Sales and Cost of Sales

For the nine months ended September 30, 2016 LD Holdings had revenues of $45,000 as compared to $45,000 for the nine months ended September 30, 3015, all from a related party.  For the nine months ended September 30, 2016 LD Holdings incurred cost of sales of $11,920 as compared to $14,400 for the nine months ended September 30, 2015.

Operating Expenses

For the nine months ended September 30, 2016 selling, general and administrative expenses decreased $16,242 (5.6%) to $272,011 as compared to $288,253 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015 selling, general and administrative expenses included fees for the services of John R. Ayling, Chairman and CEO in the amount of $90,000 and $90,000, respectively.  Mr. Ayling's fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.

Interest Expenses

Interest expense increased to $123,774 for the nine months ended September 30, 2016 as compared to $61,931 for the nine months ended September 30, 2015 as a result of higher loan balances.

Net Loss

As a result of the above, the Company incurred a net loss of $362,705 as compared to a net loss of $319,584 for the nine months ended September 30, 2015.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at September 30, 2016, of $5,509,326. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders, convertible promissory notes and through the issuance of common stock subscriptions.

LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no material off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2016 consolidated financial statements included in our Annual Report.

The Company does consulting work for Capital First Management Inc. by sourcing clients for Capital First Management and uses its shareholder base and other leads to help build Capital First's website nanocapnation.com.  The Company also consults with Capital First's other businesses.  The services are performed under contract and revenue is recognized as services are performed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO"), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2016 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and CA concluded that the Company's disclosure controls and procedures were ineffective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April, 14, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the quarter ended September 30, 2016 other than those previously reported in a Current Report on Form 8-K.

Item 3.   Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification*

32	Rule 13a-14(b) Certification*

101.ins	XBRL Instance*

101.xsd	XBRL Schema*

101.cal	XBRL Calculation*

101.def	XBRL Definition*

101.lab	XBRL Label*

101.pre	XBRL Presentation*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LD Holdings, Inc.

Date: November 14, 2016	By:	/s/ John R. Ayling
Name: John R. Ayling
Title: Chairman Chief Executive Officer Chief Accounting Officer