Form 10-K
period 2016-12-31
LD HOLDINGS, INC.
filed 2017-04-17
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is a ____ large accelerated filer, ____an accelerated filer, ____a non accelerated filer, or   ☑   a smaller reporting company in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No   ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of our common shares held by non-affiliates of the registrant on December 31, 2016 was approximately $3,720,978.

As of April 17, 2017, 25,280,351 shares of Common Stock issued and outstanding, and 974,156 Preferred Stock issued and  outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "LDHL" since November, 2008. Prior to that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "LDTI". Set forth below are the high and low bid prices for the fiscal quarters in 2016. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2016	$.13	$.06
September 30, 2016	$.20	$.05
June 30, 2016	$.21	$.10
March 31, 2016	$.21	$.16

(b) Shareholders

On April 14, 2016, there were 173 holders of record of the Company's common stock.

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2016 and 2015 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of LD Holdings, Inc. and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

BALANCE SHEET

	2016	2015
Total assets	$7,336	$25,281
Current Liabilities	(5,773,641)	(5,259,059)
Long-term debt	(244,959)	(238,802)
Working capital (deficiency)	(5,766,305)	(5,233,778)
Shareholders' equity (deficit)	(6,011,264)	(5,472,580)

STATEMENT OF OPERATIONS

	For the years ended
	December 31,
	2016	2015
Total revenues	$60,000	$60,000
Net (loss)	(538,684)	(622,166)
Net loss per common share	(.02)	(.02)
Number of shares used in Computing per share data	25,280,351	25,223,527

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2016 and 2015 LD Holdings had revenues of $60,000 and $60,000, respectively. The 2016 and 2015 revenues are for consulting services from a related party. LD Holdings had a working capital shortage throughout 2016 and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

LD Holdings gross margin was $43,580 and $40,800 in 2016 and 2015, respectively.  Consulting costs of $16,420 and $19,200 related to the affiliate revenue above were incurred in 2016 and 2015, respectively.

During 2016 LD Holdings incurred general and administrative expenses of $388,146 compared to $576,909 in 2015.  The decrease is primarily due to an decrease in consulting of $155,241 in 2016 to $251,591 in 2015, or $96,350.  The decrease is due to the due diligence in the potential acquisition of a new business.

The Company's net loss for 2016 was $538,685 compared to $622,166 in 2015.  The majority of the 2016 net loss stems from management fees, consulting fees, accounting and auditing fees and interest expense.  Funding of the company came from loans from LD Holdings' principal shareholder and the issuance of private placement notes payable.

The Company had a loss for tax purposes in 2016 and 2015.  The Company did not recognize a deferred tax asset for tax loss carry forwards as the Company cannot determine when, if ever, it will be able to use the tax loss carry forwards.

Liquidity and Capital Resources

The Company had cash of $7,336 as of December 31, 2016.

LD Holdings had a working capital deficit of $5,766,305 at December 31, 2016.  The working capital requirements of LD Holdings have been funded primarily with loans from shareholders and through the issuance of notes payable.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2016, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This estimate was our determination, detailed in the Footnotes to the Financial Statements on Income Taxes, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward.  The primary reason for the determination was our lack of certainty as to whether LDHL will carry on profitable operations in the future.  Revenue for consulting services is recognized at the time the service has been rendered.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 On August 18, 2016, Rosenberg Rich Baker Berman and Company (RRBB) resigned as the Company's independent registered public accounting firm .

On September 28, 2016 the Company ended KLJ & Associates, LLP as the Company's new independent registered public accounting firm

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has determined that as of December 31, 2015, there were material weaknesses in our internal control over financial reporting.  The material weakness identified during management's assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and (ii) lack of segregation of duties to ensure adequate review of financial statement preparation.  In light of these material weaknesses, management has concluded that, as of December 31, 2016, the Company did not maintain effective internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In order to ensure the effectiveness of the Company's disclosure controls in the future the Company intends on adding financial staff resources to our accounting and finance department.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2016 that have materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required during 2016 by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

In both 2016 and 2015, no officer or director received any cash compensation from the Company.

This table itemizes the compensation earned by John Ayling, who served as Chief Executive Officer/Chief Accounting Officer during 2014 and 2015.  Mr. Ayling's compensation was not paid but booked as an expense for these years and also as a payable.  Mr. Ayling has the option to take all or part of his compensation in stock at various rates between $0.28 and $0.48 per share. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2015 exceeded $100,000.

	Compensation Year	Mgmt Fee	Stock Grant

John Ayling	2016	$120,000	0
John Ayling	2015	$120,000	0

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

Name and Address		Percentage		Percentage
of Beneficial Owner (1)	Common (2)	of Common	Preferred	Of Preferred
John R. Ayling	2,161,847	15.5%	974,156	100%

All Officers and Directors As a Group	2,161,847	15.5%	974,156	100%

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

During 2016 and 2015, the Company had demand notes outstanding to DABE, Inc., with interest accruing at a rate of 10% per annum, computed on a 360-day basis.  Any and all of these notes are guaranteed by a security interest in all present and hereafter acquired inventory, receivables, equipment, general intangibles, chattel paper, documents and contract rights of the Company as collateral.  Mr. Ayling is the sole shareholder of DABE, Inc.

Item 14.  Principal Accountant Fees and Services

Audit Fees

KLJ & Associates, LLP billed $12,500 for professional service rendered for the audit of our 2016, financial statements and review of the financial statements in in our 10-Q filing for the 3rd quarter of 2016 Rosenberg Rich Baker Berman & Co. billed $27,000 to the Company for professional services rendered for the audit of our 2015 financial statements and review of the financial statements included in our 10-Q filings for the first two quarters of 2016 and for the first three quarter of 2015.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2015 for assurance and related services that are reasonably related to the performance of the 2015 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2015 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2015.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

Item 15. Subsequent Event

During the first quarter of 2017, the Company cancelled 1,000,000 of the Company's Common Stock for services not perforned and issued 1,000,000 Common Stock to existing shareholders for a consideration of $100,000 cash.  Aditionally, in the first quarter of 2017, the Company issued $20,000 convertible notes to certain existing shareholders/note holders.  The convertible notes are for three years and are convertible at $.15 per shares.

Except as noted above, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

PART IV

Item 16. Exhibit List and Reports

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

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

(c) Reports on Form 8-K. None.

Date: April 17, 2017	/s/ John R. Ayling
John R. Ayling, Chief
Executive Officer/Chief Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LD HOLDINGS, INC.
 (Registrant)

Dated: April 17, 2017
By: /S/ John R. Ayling
Name: John R. Ayling
Title: Chairman and CEO/Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ John R. Ayling	Chairman & CEO, Director/Chief Accounting Officer	April 17, 2017
John R. Ayling

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Impairment

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of LD Holdings Inc.

We have audited the accompanying consolidated balance sheets of LD Holdings Inc. as of December 31, 2016 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. LD Holdings, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LD Holdings, Inc. as of December 31, 2016, the results of their operations, and their cash flows, for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has incurred losses from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
April 17, 2017

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 14, 2016

LD Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2015

Assets

Current Assets
Cash	$7,336	$9,738
Prepaid expenses	-	15,543
Total Current Assets	7,336	25,281

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$2,192,391	$2,153,675
Accrued interest payable	200,903	165,734
Accrued interest payable - related parties	829,280	685,677
Liabilities to be settled in stock	200,500	-
Promissory notes payable	152,897	147,897
Promissory notes payable - related parties	2,197,670	2,106,076

Total Current Liabilities	5,773,641	5,259,059

Convertible promissory notes, net of unamortized discount	244,959	238,802

Total Liabilities	6,018,600	5,497,861

Commitments and Contingencies

Stockholders' Impairment
Preferred stock, par value $0.001; 974,156 shares authorized, issued and outstanding	974	974
Common stock, par value $0.001; 25,280,351 shares authorized, 25,280,351 shares issued and outstanding as of December 31, 2016 and 2015, respectively	25,280	25,280
Additional paid in capital	4,670,338	4,670,338
Accumulated deficit	(10,707,856)	(10,169,172)

Total Stockholders' Impairment	(6,011,264)	(5,472,580)

Total Liabilities and Stockholders' Impairment	$7,336	$25,281

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2016	2015

Sales - related party	$60,000	$60,000

Cost of Sales	16,420	19,200

Gross Profit	43,580	40,800

Selling, General & Administrative Expenses	388,146	576,909
Operating Loss	(344,566)	(536,109)

Other Income (Expense)
Interest expense	(194,119)	(86,057)
Gain from settlement	-	-
Total Other Income (Expense)	(194,119)	(86,057)

Loss from continuing operations	(538,685)	(622,166)
Loss from discontinued operations	-	-

Net Loss	$(538,685)	$(622,166)

Loss from continuing operations	$(0.02)	$(0.02)
Loss from discontinued operations	$-	$-
Loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding	25,280,351	25,223,527

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015

Cash Flows From Operating Activities
Net Loss	$(538,684)	$(622,166)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Shares issued for services	-	229,540
Amortization of debt discount-beneficial conversion features	6,157	2,019

Changes in Operating Assets and Liabilities
Prepaid Expense	15,543	5,082
Accounts payable and accrued expenses	38,716	48,833
Accrued interest payable	35,169	12,934
Accrued interest payable - related parties	143,603	66,812
Net Cash (Used) by Operating Activities	(299,496)	(256,946)

Cash Flows From Financing Activities
Proceeds from Notes Payable	5,000	245,000
Proceeds from common stock subscriptions	200,500	-
Advances (repayments) from related party - Net	91,594	21,533

Net Cash Provided by Financing Activities	297,094	266,533

Net Increase/(Decrease) in Cash and Equivalents	(2,402)	9,587

Cash and Equivalents at Beginning of Year	9,738	151
Cash and Equivalents at End of Year	$7,336	$9,738

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$22,908	$4,672
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Recognition of debt discount from beneficial conversion features	$-	$8,217

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Impairment
Years Ended December 31, 2016 and 2015

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Impairment

Balance, December 31, 2014	24,460,361	24,460	974,156	974	4,433,401	(9,547,006)	(5,088,171)

Shares issued for services	820,000	820			228,720		229,540

Intrinsic value of beneficial conversion features					8,217		8,217

Net loss, 2015						$(622,166)	(622,166)

Balance, December 31, 2015	25,280,361	25,280	974,156	974	4,670,338	(10,169,172)	(5,472,580)

Net loss, 2016						$(538,684)	(538,684)

Balance, December 31, 2016	25,280,361	25,280	974,156	974	4,670,338	(10,707,856)	(6,011,264)

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in the circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the Company determines the amount of the impairment by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  No impairment losses were recognized during the years ended December 31, 2016 and 2015.

Revenue Recognition

Revenue for consulting services is recognized at the time the service has been rendered.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2016 and 2015, were $146 and $247 respectively.

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

The Company adopted authoritative guidance relating to the accounting for uncertainty in income taxes.  The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.  There are no unrecognized tax benefits included in the Company's balance sheet at December 31, 2016 and 2015.

The Company's income tax returns are subject to examination by the appropriate tax jurisdictions.  As of December 31, 2016, the Company's federal and various state tax returns generally remain open for the last three years.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. There were 980,000 no common stock equivalents outstanding at December 31, 2016 and 2015.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $538,684 and $622,166 during the years ended December 31, 2016 and 2015, respectively. Also, as of December 31, 2016, the Company had $7,336 in cash, and current liabilities exceeded current assets by $5,766,305. These factors all raise substantial doubt about the ability of the Company to continue as a going concern. In their report for the fiscal year ended December 31, 2016, our auditors have expressed an opinion that, as a result of the conditions noted, there is substantial doubt regarding our ability to continue as a going concern.

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

3.  RELATED PARTY TRANSACTIONS

Notes payable at December 31, 2016 and 2015 consist of the following:

	2015	2015

Notes payable – DABE, Inc. – with interest accruing at 10% per annum and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of DABE, Inc.	$343,652	$343,652

Note payable – Capital First Management, Inc. – secured, and due on demand. The notes are guaranteed by a security interest in inventory, receivables, intangibles, chattel paper and contract rights. John Ayling, the CEO Leisure Direct, Inc. is the sole shareholder of Capital First Management, Inc.	1,492,127	1,443,498

Notes payable – former president. The former president has advanced $290,000 with various notes bearing interest at 12%.	290,000	290,000

Notes payable – OPI, PCPI; OMC and LD LLC – non-interest bearing and due on demand. John Ayling, the CEO of Leisure Direct, Inc., is the sole member of OPI & PCPI.	71,891	28,926

	$2,197,670	$2,106,076

A related party was issued 240,000 shares of common stock and signed a Consulting Agreement in exchange for the shares which wss valued at $.25 per share, and will be earned at a rate of 20,000 shares per month starting January 2, 2015.  The Consultant is to provide services for 1 year commencing on the date of the agreement.

A related party Capital First Management, Inc. is funding the Company with loans in 2016 of $61,014 and was repaid $12,385 by the Company from monies made available from the issuance of promissory notes payable throughout the year.

A related party Capital First Management, Inc. is funding the Company with loans in 2015 of $141,877 and was repaid $117,500 by the Company from monies made available from the issuance of promissory notes payable throughout the year.

Consulting costs of $16,420 and $19,200 to a related party were incurred in 2016 and 2015, respectively.

4.  PROMISSORY NOTES PAYABLE

Notes payable at December 31, 2016 and 2015 consist of the following:

	2016	2015

Notes payable - $100,000 bearing interest at 30% due March 9, 2006. The loan is currently in default.	$100,000	$100,000

Notes payable – unsecured bearing interest at 6%. Payment was due March 24, 2008 in full plus unpaid interest. The note is currently in default.	15,000	15,000

Notes payable – Bank – line of credit of $25,000 bearing interest at prime plus 6 ½%. The loan is currently in default.	11,897	11,897

Notes payable – Individuals at 10% - 12%. Notes are currently in default.	26,000	21,000

	$152,897	$147,897

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

6. CONVERTIBLE NOTES

In 2015, the Company issued a total of $245,000 in promissory notes payable to individuals. The notes bear interest at 10% per year, compounded annually and payable quarterly. The notes mature on December 31, 2017. The Company may prepay the notes upon written notice to the holders. The notes are convertible at any time by the holder at a conversion price of $0.25 per share. Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $8,217 for the beneficial conversion feature underlying certain of these notes. Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial conversion feature. A total of $6,517 and $2,019 was amortized to interest expense during the year ended December 31, 2016 and  2015, respectively.

The promissory notes payable quarterly interest has been paid.

7.  INCOME TAXES

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2016	2015

Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%

Effective tax rates	-%	-%

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes.  The primary differences result from recognition of net operating loss carry forwards and from deducting goodwill impairment/amortization expense for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

	December 31,
	2016	2015

Deferred tax asset, non-current	$4,103,850	$3,920,698
Total valuation allowance recognized for deferred taxes	(4,103,850)	(3,920,698)

Net deferred tax asset	$-	$-

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

The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

	Federal	State
Available Through
2020	262,952	262,952
2021	121,232	121,232
2022	127,017	127,017
2023	3,020,391	3,020,391
2024	1,014,436	1,014,436
2025	1,064,000	1,064,000
2026	406,645	406,645
2027	274,414	274,414
2028	388,876	388,876
2029	341,725	341,725
2030	491,682	491,682
2031	464,318	464,318
2032	596,818	596,818
2033	557,836	557,836
2034	233,489	233,489
2035	435,914	435,914
2036	355,531	355,531
Total	$10,157,276	$10,157,276

8.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense for the years ended December 31, 2016 and 2015 was $30,000 each year.

A judgement creditor has obtained an order to issue corporation iunissued shares. There are no unissued shares to issue at year end. The Company believes it is contrary to law and will be reversed on appeal. The Company has accrued the amount of $200,000 in prior years toward the obligation and does not believe it will incur further exposure beyond this

The Company entered into a lease agreement with an unrelated entity in February 2011 with an effective date in April 2011.  The agreement was for a term of three years.  During the second quarter of 2014, a new agreement was entered into in which the Company agreed to pay $500 for 8 months. Effective January 1, 2015 the lease payment of $2,500 per month is on a month to month basis.

Rent expense for the years ended December 31, 2016 and 2015 was $30,000 and $30,000 respectively.

9. SUBSEQUENT EVENTS

During the first quarter of 2017, the Company cancelled 1,000,000 of the Company's Common Stock for services not perforned and issued 1,000,000 Common Stock to existing shareholders for a consideration of $100,000 cash.  Aditionally, in the first quarter of 2017, the Company issued $20,000 convertible notes to certain existing shareholders/note holders.  The convertible notes are for three years and are convertible at $.15 per shares.

Except as noted above, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.