Form 10-K/A
period 2016-12-31
LD HOLDINGS, INC.
filed 2017-05-26
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The aggregate market value of our common shares held by non-affiliates of the registrant on December 31, 2016 was approximately $6,010,811.

As of April 17, 2017, 25,280,351 shares of Common Stock issued and outstanding, and 974,156 Preferred Stock issued and  outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Reason for amendment - Several year references were incorrect in the original submission of the Form 10K.  Additionally, there were some grammatical changes in the footnotes to the financials from the original submission.  None of the changes had a material impact on the Form 10K.

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

Quarter Ended	High Bid	Low Bid
December 31, 2016	$.23	$.15
September 30, 2016	$.26	$.16
June 30, 2016	$.28	$.20
March 31, 2016	$.30	$.21

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 On August 18, 2016, Rosenberg Rich Baker Berman and Company (RRBB) resigned as the Company's independent registered public accounting firm.

There were  no disagreements with any accounting or financial disclosures with the prior auditing firm.

On September 28, 2016 the Company added KLJ & Associates, LLP as the Company's new independent registered public accounting firm.

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

This table itemizes the compensation earned by John Ayling, who served as Chief Executive Officer/Chief Accounting Officer during 2014 and 2015.  Mr. Ayling's compensation was not paid but booked as an expense for these years and also as a payable.  Mr. Ayling's has the option to take all or part of his compensation in stock at various rates between $0.28 and $0.48 per share. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2016 and 2015, respectfully, exceeded $100,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial shareholdings of the Company's officers and directors and the holders of 5% or more of the Company's outstanding voting securities as of December 31, 2016.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

KLJ & Associates, LLP billed $12,500 for professional service rendered for the audit of our 2016, financial statements and review of the financial statements in in our 10-Q filing for the 3rd quarter of 2016 Rosenberg Rich Baker Berman & Co. billed $27,000 to the Company for professional services rendered for the audit of our 2015 financial statements and review of the financial statements included in our 10-Q filings for the first two quarters of 2016 and for the first three quarters of 2015.

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

A. Registrant's Registration Statement on Form SB-2 (Registration Statement No. 333-53186).

(c) Reports on Form 8-K. None.

Date: May 4, 2017	/s/ John R. Ayling
John R. Ayling, Chief
Executive Officer/Chief Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LD HOLDINGS, INC.
 (Registrant)

Dated: May 4, 2017
By: /S/ John R. Ayling
Name: John R. Ayling
Title: Chairman and CEO/Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ John R. Ayling	Chairman & CEO, Director/Chief Accounting Officer	May 4, 2017
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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 14, 2016

LD Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

Assets

Current Assets
Cash	$7,336	$9,738
Prepaid expenses	-	15,543
Total Current Assets	7,336	25,281

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$2,192,391	$2,153,675
Accrued interest payable	200,903	165,734
Accrued interest payable - related parties	829,280	685,677
Liabilities to be settled in stock	200,500	-
Promissory notes payable	152,897	147,897
Promissory notes payable - related parties	2,197,670	2,106,076

Total Current Liabilities	5,773,641	5,259,059

Convertible promissory notes, net of unamortized discount	244,959	238,802

Total Liabilities	6,018,600	5,497,861

Commitments and Contingencies

Stockholders' Impairment
Preferred stock, par value $0.001; 974,156 shares authorized, issued and outstanding	974	974
Common stock, par value $0.001; 25,840,351 shares authorized, 25,280,351 shares issued and outstanding as of December 31, 2016 and 2015, respectively	25,280	25,280
Additional paid in capital	4,670,338	4,670,338
Accumulated deficit	(10,707,856)	(10,169,172)

Total Stockholders' Impairment	(6,011,264)	(5,472,580)

Total Liabilities and Stockholders' Impairment	$7,336	$25,281

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. There were 980,000 common stock equivalents outstanding at December 31, 2016 and 2015, respectively.

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