Form 10-Q
period 2017-03-31
LD HOLDINGS, INC.
filed 2017-05-26
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of May 25, 2017, 25,840,351 shares of Common Stock issued and outstanding and 974,156 preferred shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

LD Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets

Current Assets
Cash	$5,375	$7,336
Prepaid expenses	-	-
Total Current Assets	5,375	7,336

Liabilities and Stockholder's Impairment

Current Liabilities
Accounts payable and accrued expenses	$2,232,391	$2,192,391
Accrued interest payable	210,251	200,903
Accrued interest payable - related parties	880,818	829,280
Liabilities to be settled in stock	-	200,000
Promissory notes payable	152,897	152,897
Promissory notes payable - related parties	2,238,490	2,197,670

Total Current Liabilities	5,714,847	5,773,141

Convertible promissory notes, net of unamortized discount	266,616	244,959

Total Liabilities	5,981,463	6,018,100

Commitments and Contingencies

Stockholders' Impairment
Series A, convertible preferred stock, par value $0.001; 974,156 shares authorized, issued and outstanding	974	974
Common stock, par value $0.001; 25,840,351 shares authorized, issued and outstanding	25,840	25,840
Additional paid in capital	4,870,278	4,670,278
Accumulated deficit	(10,873,180)	(10,707,856)

Total Stockholders' Impairment	(5,976,088)	(6,010,764)

Total Liabilities and Stockholders' Impairment	$5,375	$7,336
The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Condensed  Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Sales - related party	$15,000	$15,000

Cost of Sales	4,105	2,737

Gross Profit	10,895	12,263

Selling, General &
Administrative Expenses	109,581	107,695
Operating Loss	(98,686)	(95,432)

Other Income (Expense)
Interest expense	(66,637)	(23,917)
Total Other Income (Expense)	(66,637)	(23,917)

Loss from continuing operations	(165,323)	(119,349)

Net Loss	$(165,323)	$(119,349)

Loss from continuing operations	$(0.01)	$-
Loss from discontinued operations	$-	$-
Loss per share, basic and diluted	$(0.01)	$-

Weighted Average Common Shares Outstanding	25,840,351	25,840,351

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Condensed  Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Cash Flows From Operating Activities:
Net Loss	$(165,323)	$(119,349)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Depreciation	-	-
Shares issued for services	-	-
Amortization of debt discount-beneficial conversion features	1,657	854

Changes in Operating Assets and Liabilities
Prepaid Expense	-	3,912
Accounts payable and accrued expenses	40,000	(10,255)
Accrued interest payable	9,348	2,281
Accrued interest payable - related parties	51,538	16,663
Net Cash (Used) by Operating Activities	(62,780)	(105,894)

Cash Flows From Financing Activities
Proceeds from Notes Payable	20,000	2,500
Proceeds from Common Stock Subscriptions	-	100,500
Advances (repayments) from related party - Net	40,819	4,587

Net Cash Provided by Financing Activities	60,819	107,587

Net Increase/(Decrease) in Cash and Equivalents	(1,961)	1,693

Cash and Equivalents at Beginning of Year	7,336	9,738
Cash and Equivalents at End of Year	$5,375	$11,431

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,750	$4,119
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Recognition of Settlement of Liabilities to be settled in stock	$200,000	$-

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The condensed balance sheet at December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

LD Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $165,323 during the three months ended March 31, 2017.  Also, as of March 31, 2017, the Company had $5,375 in cash, and current liabilities exceeded its current assets by $5,709,472. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

4. Commitments and contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense was $7,500 and $7,500 for the three months ended March 31, 2017 and 2016, respectively.

A judgment creditor has obtained an order to issue corporation unissued shares.  There are no unissued shares to issue at March 31, 2017.  The Company believes it is contrary to law and will be reversed on appeal.  The Company has accrued an amount of $200,000 in prior years toward this obligation and does not believe it will incur further exposure beyond this.

5. Stockholders' Impairment

During the first quarter of 2016 the Company issued 1,000,000 common stock subscriptions for $ 0.10 per share. The total amount received for the subscriptions was $100,000.

During the first quarter of 2017 the Company settled the liabilities to be settled in stock at $0.10 per share for a total of $200,000 recorded as Additional Paid in Capital.

6. Convertible Notes

In the first quarter of 2017, the Company issued a total of $20,000 in a new class of promissory notes payable. The notes bear interest at 10% per year, computed annually and payable quarterly.  The 2017 note matures December 31, 2019. The notes are convertible and have a conversion price of $0.15 per share.

In the first quarter of 2016 and for the year ended December 31, 2015, the Company issued a total of $2,500 and $245,000, respectively, in promissory notes payable.  The notes bear interest at 10% per year, compounded annually and payable quarterly.  The 2016 note matures December 31, 2018.  The other notes mature on December 31, 2017.  The Company may prepay the notes upon written notice to the holders.  The notes are convertible at any time by the holder at a conversion price of $0.25 per share.  Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $8,373 for the beneficial conversion feature underlying these notes during 2015.  Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial feature.  A total of $1,657 of the debt discount was amortized to interest expense during the three months ended March 31, 2017.

A total of $6,550 of interest was accrued under these notes during the three months ended March 31, 2017.

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

LD Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

8.  Subsequent Event

In accordance with ASC 865-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

9.  Related Party

A related party, Capital First Management, Inc., is funding the Company with loans of $2,238,490 as of March 31, 2017.

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

Results of Operations

Three Months Ended March 31, 2017 and 2016:

For the three months ended March 31, 2017 and 2016, LD Holdings had revenues of $15,000 and $15,000, respectively, all from a related party.  For the three months ended March 31, 2017 and 2016 LD Holdings incurred cost of sales of  $4,109 and $2,737, respectively..  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the three months ended March 31, 2017 and 2016, LD Holdings incurred selling, general and administrative expenses of $109,581 and $107,595, respectively, of which $30,000 and $30,000, respectively, represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling's fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss from continuing operations for the three months ended March 31, 2017 and 2016 of $98,686 and $95,432, respectively.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the three months ended March 31, 2017 and 2016, LD Holdings incurred interest expense of $66,637 and $23,917, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

For the three months ended March 31, 2017 and 2016, the Company had a loss from continuing operations of $165,323 and $119,349, respectively.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at March 31, 2017, of $5,709,472. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders, convertible promissory notes and through the issuance of common stock subscriptions.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2017 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None

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

LD Holdings, Inc.

Date: May 25, 2017	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer