Form 10-Q
period 2017-08-21
LD HOLDINGS, INC.
filed 2017-08-21
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of August 21, 2017, 25,840,351 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

LD Holdings, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets

Current Assets
Cash	$2,227	$7,336
Prepaid expenses	-	-

Total Current Assets	$2,227	$7,336

Liabilities and Stockholder's Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,268,891	$2,192,391
Accrued interest payable	219,427	200,903
Accrued interest payable - related parties	932,357	829,280
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	2,263,693	2,202,670

Total Current Liabilities	5,832,265	5,573,141

Convertible promissory notes, net of unamortized discount	298,979	244,959

Total Liabilities	6,131,244	5,818,100

Stockholders' Deficit
Series A convertible preferred stock, par value $0.001; 974,156 shares authorized, issued and outstanding	974	974
Common stock, par value $0.001; 25,840,351 shares authorized; issued and outstanding	25,840	25,840
Stock Subscriptions Payable	-	200.000
Additional paid in capital	4,870,278	4,670,278
Accumulated deficit	(11,026,109)	(10,707,856)

Total Stockholders' Deficit	(6,129,017)	(5,810,764)

Total Liabilities and Stockholders' Deficit	$2,227	$7,336

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Sales - related party	$15,000	$15,000	$30,000	$30,000

Cost of Sales	5,238	4,683	9,343	7,420

Gross Profit	9,762	10,317	20,657	22,580

Selling, General & Administrative Expenses	94,487	89,244	204,068	196,940
Operating Loss	(84,725)	(78,927)	(183,411)	(174,360)

Other Income (Expense)
Interest expense	(68,205)	(25,078)	(134,842)	(48,995)
Total Other Income (Expense)	(68,205)	(25,078)	(134,842)	(48,995)

Loss Before Income Taxes	(152,930)	(104,005)	(318,253)	(223,355)

Provision for income taxes	-	-	-	-

Net Loss	$(152,930)	$(104,005)	$(318,253)	$(223,355)

Loss per share, basic and diluted	$(0.01)	$-	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding
basic and diluted	25,840,351	25,708,483	25,862,450	25,708,483

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash Flows From Operating Activities:
Net Loss	$(318,253)	$(223,355)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Intrinsic value of beneficial conversion feature	3,020	1,657

Changes in Operating Assets and Liabilities
Prepaid Expense	-	7,824
Accounts payable and accrued expenses	76,500	(10,254)
Accrued interest payable	18,524	11,385
Accrued interest payable - related parties	103,077	33,326
Net Cash Used for Operating Activities	(117,132)	(179,417)

Cash Flows From Financing Activities
Proceeds from notes payable	51,000	4,500
Proceeds from common stock subscriptions	-	132,500
Repayment Loans to related party	(50,000)	(77,000)
Advances from related party	111,023	125,628

Net Cash Provided by Financing Activities	112,023	185,628

Net Increase/(Decrease) in Cash and Equivalents	(5,109)	6,211

Cash and Equivalents at Beginning of Period	7,336	9,738
Cash and Equivalents at End of Period	$2,227	$15,949

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$11,812	$2,627
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Common Stock Issued for Subscription payable	$200,000	$-
Common Stock Cancelled	$1,000	$-

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Notes to the Consolidated Financial Statements

1. Nature of Organization

LD Holdings, Inc. ("the Company"),  formerly Leisure Direct, Inc., was formed on January  1, 2000 under the name of ePoolSpas.com, Inc. The formation was effected by the issuance  of 1,750,000 shares of the Company's common stock for the intangible assets of the former operating companies,  Olympic Pools, Inc.  and Preferred Concrete Placement,  Inc.  The Company is located  in Perrysburg, Ohio. The Company plans to acquire companies in a three (3) state area and then eventually roll out nationally.  In October 2010, as part of a broader  plan, the Company opened  the first of a series  of diners it plans  to open in the Midwest  It closed its diner  in Monroe, Michigan  at the end of August,  2011 and opened a new diner in Toledo, Ohio in October 2011.  The diners catered to the baby boomer generation with a family orientation. In early  2014, the last of the diners closed.

The Company is currently focused on implementing its business model by seeking to capitalize on the massive transfer of generational assets as the "Baby-Boomer" generation transitions from the ownership of small businesses into retirement by acquiring business and providing marketing, sales, and other consulting services.
2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included herein  have been prepared  in conformity  with accounting  principles generally  accepted in the  United States of America  and pursuant  to the rules and regulations of the Securities and Exchange Commission  ("SEC").

The condensed consolidated balance sheet at December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the if-converted method for all outstanding convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise conversion of the convertible notes. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2017, the Company had 1,340,000 potentially dilutive shares.

LD Holdings, Inc.
Notes to the Consolidated Financial Statements

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $152,930 during the three months ended June 30, 2017 and a loss of $318,253 for the six months ended June 30, 2017.  Also, as of June 30, 2017, the Company had $2,227 in cash, and current liabilities exceeded its current assets by $5,830,038. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans include the raising of additional funding from debt and equity transactions that will be used to acquire point of sale outlets that should in turn increase sales. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows; however, any results of the Company's plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 4. Commitments and contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense was $15,000 and $15,000 for the six months ended June 30, 2017 and 2016, respectively.

A judgment creditor has obtained an order to issue corporation unissued shares.  There are no unissued shares to issue at June 30, 2017.  The Company believes it is contrary to law and will be reversed on appeal.  The Company has accrued an amount of $200,000 in prior years toward this obligation and does not believe it will incur further exposure beyond this.

5. Stockholders' Deficit

During the year ended December 31, 2016, the Company issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000.  During the same period, shareholders returned and the Company cancelled 1,000,000 shares of common stock for services not performed.

During the year ended December 31, 2016, the Company executed subscription agreements with investors to issue a total of 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000.  As of December 31, 2016, these shares had not been issued in satisfaction of the subscription agreements and were therefore recorded as stock subscriptions payable.  The Company issued 1,000,000 shares of common stock in the first quarter of 2017 in full satisfaction of the subscription obligation.  Also during the first quarter of 2017, shareholders returned and the Company cancelled 1,000,000 shares of common stock for services not performed.

6. Convertible Notes

In the first quarter of 2017, the Company issued a total of $20,000 in a new class of promissory notes payable and another $31,000 in the second quarter of 2017. The notes bear interest at 10% per year, computed annually and payable quarterly.  The 2017 notes mature January 3, 2020 and June 28, 2020. The notes are convertible and have a conversion price of $0.15 per share.

In 2016, the Company issued $2,500 in promissory notes payable.  The notes bear interest at 10% per year, compounded annually and payable quarterly.  The 2016 note matures December 31, 2018.  The other notes mature on December 31, 2017.  The Company may prepay the notes upon written notice to the holders.  The notes are convertible at any time by the holder at a conversion price of $0.25 per share.  Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $8,373 for the beneficial conversion feature underlying these notes during 2015.  Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial feature.  A total of $1,657 and $803 of the debt discount was amortized to interest expense during the three months ended March 31, 2017 and June 30, 2017, respectively.

A total of $13,866 and $12,621 of interest was accrued under these notes during the six months ended June 30, 2017 and 2016, respectively.

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

LD Holdings, Inc.
Notes to the Consolidated Financial Statements

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

8. Subsequent Event

In accordance with ASC 865-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

9. Related Party

A related party, Capital First Management, Inc., is funding the Company with loans of $3,196,603 and $3,031,950 as of June 30, 2017 and December 31, 2016, respectively.  The majority owner of Capital First Management, Inc. is the CEO of the Company. The Company does consulting work for Capital First Management, Inc. by sourcing clients for the related party and uses their shareholder base for to help build a website.  The Company also consults with Capital First Management, Inc. for other businesses.  There is a contract between the Company and the related party for these consulting services.  Revenues are recorded once these services have been performed.  Capital First Management, Inc. loans capital back to the Company for cash flow needs.

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

Critical Accounting Policies:

Revenue Recognition
The Company does consulting work for Capital First Management Inc. by sourcing clients for Capital First Management and uses its shareholder base and other leads to help build Capital First's website nanocapnation.com.  The Company also consults with Capital First's other businesses.  The services are performed under contract and revenue is recognized as services are performed.

Fair Value of Financial Instruments
The fair values of accounts payable and other note payable obligations approximate their carrying value for these financial statements.

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

Results of Operations

Six Months Ended June 30, 2017 and 2016:

For the six months ended June 30, 2017 and 2016, the Company had revenues of $30,000 and $30,000, respectively, all from a related party.  For the six months ended June 30, 2017 and 2016 the Company incurred cost of sales of $9,343 and $7,420, respectively.  The Company had a working capital shortage of $5,830,038 and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the six months ended June 30, 2017 and 2016, the Company incurred selling, general and administrative expenses of $204,068 and $196,940, respectively, of which $60,000 and $60,000, respectively, represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling's fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss for the six months ended June 30, 2017 and 2016 of $183,411 and $174,360, respectively.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the six months ended June 30, 2017 and 2016, the Company incurred interest expense of $134,842 and $48,995, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment. In 2016, the Company did not accrue interest on the related party loan.  Starting in 2017, an accrual for interest has been recorded for the related party obligation.

For the six months ended June 30, 2017 and 2016, the Company had a net loss of $318,253 and $223,355, respectively. The primary expenses incurred include Outside Consulting, Management Fees, Fund Raising Costs and Interest totaling $283,372 and $197,878 for the six months ended June 30, 2017 and 2016, respectively.

Three Months Ended June 30, 2017 and 2016:

For the three months ended June 30, 2017 and 2016, the Company had revenues of $15,000 and $15,000, respectively, all from a related party.  For the three months ended June 30, 2017 and 2016 the Company incurred cost of sales of $5,238 and $4,683, respectively.

For the three months ended June 30, 2017 and 2016, the Company incurred selling, general and administrative expenses of $94,486 and $89,244, respectively, of which $30,000 and $30,000, respectively, represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling's fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss for the three months ended June 30, 2017 and 2016 of $84,724 and $78,927, respectively.

For the three months ended June 30, 2017 and 2016, the Company incurred interest expense of $68,205 and $25,078, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment. In 2016, the Company did not accrue interest on the related party loan.  Starting in 2017, an accrual for interest has been recorded for the related party obligation.

For the three months ended June 30, 2017 and 2016, the Company had a net loss of $152,930 and $104,005, respectively.  The primary expenses incurred include Outside Consulting, Management Fees, Fund Raising Costs and Interest totaling $123,282 and $91,777, respectively.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at June 30, 2017, of $5,830,038. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders, convertible promissory notes and through the issuance of common stock subscriptions.

For the six months ended June 30, 2017 and 2016, the Company's Net Cash Used for Operating Activities was $117,132 and $179,419, respectively.  The primary reason for the change in the use of cash during the six months ended June 30, 2017 and 2016 was due to the net loss of $318,253 and $223,335, respectively, offset by the change in Accounts Payable and Accrued Interest Payable of $197,831 and $34,457, respectively.

For the six months ended June 30, 2017 and 2016, the Company's Net Cash Provided by Financing Activities was $112,023 and $185,628, respectively.  The reason for the change in the providing cash during the six months ended June 30, 2017 and 2016 was due to Proceeds from Notes Payables, Proceeds from Common Stock Subscriptions and Net Related Party Advances.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2017 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: August 21, 2017	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer