Form 10-Q
period 2017-09-30
LD HOLDINGS, INC.
filed 2017-11-14
CIK 1131089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    [   ]

As of November 14, 2017, 25,280,351 shares of Common Stock issued and outstanding.

LD Holdings, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets

Current Assets
Cash	$-	$7,336
Prepaid expenses	-	-
Total Current Assets	-	7,336

Liabilities and Stockholder's Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,312,735	$2,192,391
Accrued interest payable	228,583	200,903
Accrued interest payable - related parties	990,952	829,280
Promissory notes payable	147,897	147,897
Promissory notes payable - related parties	2,264,580	2,202,670

Total Current Liabilities	5,944,747	5,573,141

Convertible promissory notes, net of unamortized discount	321,479	244,959

Total Liabilities	6,266,226	5,818,100

Commitments and Contingencies

Stockholders' Deficit
Series A, convertible preferred stock, par value $0.001; 974,156 shares authorized, issued and outstanding	974	974
Common stock, par value $0.001; 25,840,351 shares authorized, issued and outstanding	25,840	25,840
Common stock subscriptions payable	-	200,000
Additional paid in capital	4,870,278	4,670,278
Accumulated deficit	(11,163,318)	(10,707,856)

Total Stockholders' Deficit	(6,266,226)	(5,810,764)

Total Liabilities and Stockholders' Deficit	$-	$7,336

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales - related party	$15,000	$15,000	$45,000	$45,000

Cost of Sales	2,643	4,500	11,986	11,920

Gross Profit	12,357	10,500	33,014	33,080

Selling, General & Administrative Expenses	75,631	75,071	279,698	272,011
Operating Loss	(63,274)	(64,571)	(246,684)	(238,931)

Other Income (Expense)
Interest expense	(73,935)	(74,779)	(208,777)	(123,774)
Total Other Income (Expense)	(73,935)	(74,779)	(208,777)	(123,774)

Loss Before Income Taxes	(137,209)	(139,350)	(455,461)	(362,705)

Provision for income taxes	-	-	-	-

Net Loss	$(137,209)	$(139,350)	$(455,461)	$(362,705)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstandingbasic and diluted	25,840,351	25,708,483	25,855,003	25,708,453

The attached notes are an integral part of these consolidated financial statements.

LD Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Cash Flows From Operating Activities:
Net Loss	$(455,461)	$(362,705)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Operating Activities:
Amortization of debt discount	3,020	6,157

Changes in Operating Assets and Liabilities
Prepaid Expense	-	7,824
Accounts payable and accrued expenses	120,344	11,872
Accrued interest payable	27,680	26,179
Accrued interest payable - related parties	161,671	87,873
Net Cash Used by Operating Activities	(142,746)	(222,800)

Cash Flows From Financing Activities
Proceeds from Convertible Promissory Notes	73,500	2,500
Proceeds from Common Stock Subscriptions	-	164,000
Repayment of Notes Payable-related party	(82,500)	(77,000)
Proceeds from Notes Payable-related party	144,410	129,628

Net Cash Provided by Financing Activities	135,410	219,128

Net Increase/(Decrease) in Cash and Equivalents	(7,336)	(3,672)

Cash and Equivalents at Beginning of Year	7,336	9,738
Cash and Equivalents at End of Year	$-	$6,066

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$17,996	$16,792
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Common Stock Issued for Subscriptions payable	$200,000	$-
Common Stock Cancelled	$1,000	$-

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

LD Holdings, Inc.
Notes to the Consolidated Financial Statements

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $137,209 during the three months ended September 30, 2017 and a loss of $455,461 for the nine months ended September 30, 2017.  Also, as of September 30, 2017, the Company had $0 in cash, and current liabilities exceeded its current assets by $5,944,747. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

4. Commitments and contingencies

The Company leases its office space from a related party, through common management and ownership, on a month-to-month basis.  Rent expense was $22,500 and $22,500 for the nine months ended September 30, 2017 and 2016, respectively.

A judgment creditor has obtained an order to issue corporation unissued shares.  There are no unissued shares to issue at September 30, 2017.  The Company believes it is contrary to law and will be reversed on appeal.  The Company has accrued an amount of $200,000 in prior years toward this obligation and does not believe it will incur further exposure beyond this.

5. Stockholders' Deficit

During the nine months ended September 30, 2017, the Company issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $200,000.  During the same period, shareholders returned and the Company cancelled 1,000,000 shares of common stock for services not performed.

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

6. Convertible Notes

In the nine months ended September 30, 2017, the Company issued $73,500 of promissory notes payable. The notes bear interest at 10% per year, computed annually and payable quarterly.  The 2017 notes mature with dates ranging from January 3, 2020 through September 8, 2020. The notes are convertible and have a conversion price of $0.15 per share.

In the year ended December 31, 2016, the Company issued $5,000 of convertible promissory notes payable. The notes bear interest at 10% per year, computed annually and payable quarterly.  The notes mature with dates ranging from March 22, 2019 through June 29, 2019.  The notes are convertible and have a conversion price of $0.25 per share.  Based on this fixed conversion ratio on the respective commitment dates, the Company recognized a debt discount of $8,373 for the beneficial conversion feature underlying these notes during 2015.  Any accrued interest may also be converted at the fixed conversion price; therefore it represents a contingent beneficial feature.  A total of $2,460 of the debt discount was amortized to interest expense during the year ended December 31, 2016.

A total of $21,286 and $20,573 of interest were accrued under these notes during the nine months ended September 30, 2017 and 2016, respectively.

7. Related Party

A related party, Capital First Management, Inc., is funding the Company with loans of $3,255,532 and $3,031,950 as of September 30, 2017 and December 31, 2016, respectively.  The majority owner of Capital First Management, Inc. is the CEO of the Company.  The Company does consulting work for Capital First Management, Inc. by sourcing clients for the related party and uses their shareholder base to help build a website.  The Company also consults with Capital First Management, Inc. for other businesses.  There is a contract between the Company and the related party for these consulting services.  Revenues are recorded once these services have been performed.  Capital First Management, Inc. loans capital back to the Company for cash flow needs.

8. Subsequent Event

In accordance with ASC 865-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

Nine Months Ended September 30, 2017 and 2016:

For the nine months ended September 30, 2017 and 2016, LD Holdings had revenues of $45,000 and $45,000, respectively, all from a related party.  For the nine months ended September 30, 2017 and 2016, LD Holdings incurred cost of sales of  $11,986 and $11,920, respectively.  LD Holdings had a working capital shortage and did not emphasize current operations.  Management has elected to devote all of its time seeking financing partners to further implement its Business Plan.

For the nine months ended September 30, 2017 and 2016, LD Holdings incurred selling, general and administrative expenses of $279,698 and $272,011, respectively, of which $90,000 and $90,000, respectively, represents the fee for the services of John R. Ayling, Chairman and CEO.  Mr. Ayling's fees have been accrued until the operations of the company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss for the nine months ended September 30, 2017 and 2016 of $246,684 and $238,931, respectively.  Funding of these expenses was from short term loans from principal shareholders and the issuance of common stock.

For the nine months ended September 30, 2017 and 2016, LD Holdings incurred interest expense of $208,777 and $123,774, respectively.  Interest expense was accrued, and will be paid when the operations of the company permit payment.

For the nine months ended September 30, 2017 and 2016, the Company had a net loss from continuing operations of $455,461 and $362,705, respectively. The primary expenses incurred include Outside Consulting, Management Fees, Fund Raising Costs and Interest totaling $389,141 and $317,657 was recognized for the nine months ended September 30, 2017 and 2016, respectively.

Three Months Ended September 30, 2017 and 2016

For the three months ended September 30, 2017 and 2016, the Company had revenues of $15,000 and $15,000, respectively, all from a related party.  The three months ended September 30, 2017 and 2016, the Company incurred cost of sales of $2,643 and $4,500, respectively.

For the three months ended September 30, 2017 and 2016, the Company incurred selling, general and administration expenses of $75,631 and $75,071, respectively, of which $30,000 and $30,000, respectively, represents the fee for the services of John R Ayling, Chairman and CEO.  Mr. Ayling's fees have been accrued until the operations of the Company permit payment, or the Chairman and CEO determines to take his fee in the form of stock.  The total operating expenses resulted in an operating loss for the three months ended September 30, 2017 and 2016 of $63,274 and $64,571, respectively.

For the three months ended September 30, 2017 and 2016, the Company incurred interest expense of $73,935 and $74,779, respectively.  Interest expense was accrued, and will be paid when the operations of the Company permit payment.

For the three months September 30, 2017 and 2016, the Company had a net loss of $137,209 and $139,350, respectively.  The primary expenses incurred include Outside Consulting, Management Fees, Fund Raising Costs and Interest totaling $105,169 and $119,779 respectively.

Liquidity and Capital Requirements

LD Holdings had a working capital deficit, at September 30, 2017, of $5,944,747. The working capital requirements of LD Holdings have been funded primarily with loans from shareholders, convertible promissory notes and through the issuance of common stock subscriptions.

For the nine months ended September 30, 2017 and 2016, the Company's Net Cash Used in Operating Activities was $142,746 and $222,800, respectively.  The primary reason for the change in the use of cash during the nine months ended September 30, 2017 and 2016 was due to a net loss of $455,461 and $362,705, respectively, offset by the change in Accounts Payable and Accrued Interest Payable of $309,696 and $125,924, respectively.

For the nine months ended September 30, 2017 and 2016, the Company's Net Cash Provided by Financing Activities was $135,410 and $219,128, respectively.  The reason for the change in the providing cash during the nine months ended September 30, 2017 and 2016 was due to the Proceeds from Notes Payable, Proceeds from Common Stock Subscriptions and the Net Related Party Advances.

LD Holdings is seeking additional financing to continue developing its business plan and to begin its implementation. Management believes this amount will be substantial.

Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2017 was made under the supervision of John R. Ayling, the Chairman/Chief Executive Officer/Chief Accounting Officer.  Based on that evaluation, Mr. Ayling concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

LD Holdings, Inc.

Date: November 14, 2017	/s/ John R. Ayling
John R. Ayling,
Chairman/Chief Executive Officer/Chief Accounting Officer